Form 10-Q
period 1996-04-30
VARIFLEX INC
filed 1996-06-12
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                     Commission File No.:
   April 30, 1996                                                 0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           95-3164466
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                 Number)


                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322


           ---------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]


As of June 10, 1996, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX

                                                                                        Page No.
                                                                                        --------

Part I  -  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               April 30, 1996 and July 31, 1995...................................          3

               Consolidated Statements of Income
               Three Month and Nine Month Periods Ended April 30, 1996 and 1995...          4

               Consolidated Statements of Cash Flows
               Nine Months Ended April 30, 1996 and 1995..........................          5

               Notes to Consolidated Financial Statements.........................          6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................................          7

Part II  -  Other Information

     Item 6.   Exhibits and Reports on Form 8-K...................................         11

                                    PART  I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                    April 30,        July 31,
                                                                      1996             1995
                                                                    ---------        ---------
                                                                   (Unaudited)
Assets
     Current assets:
         Cash and cash equivalents                                    $1,250            $6,617
         Marketable equity securities available for sale                  25                25
         Short-term debt securities available for sale                    -                  5
         Trade accounts receivable, less allowances of $941 and
             $911 as of April 30, 1996 and July 31, respectively      18,912            18,251
         Inventory (finished goods)                                   11,143             9,366
         Inventory (raw materials and work-in-process)                 1,284             1,027
         Deferred income taxes                                         1,316             1,288
         Prepaid expenses and other current assets                     2,006             1,202
                                                                     -------           -------
                           Total current assets                       35,936            37,781
     Property and equipment, net                                       2,615             1,519
     Long-term debt securities available for sale                     12,427            10,858
     Other assets                                                        940             1,063
                                                                     -------           -------
     Total assets                                                    $51,918           $51,221
                                                                     =======           =======

Liabilities and Stockholders' Equity
     Current liabilities:
         Trade acceptances payable                                      $885              $842
         Accounts payable                                              1,675             1,166
         Accrued warranty                                                522               903
         Accrued salaries and related liabilities                        601               612
         Accrued co-op advertising                                     1,538             2,202
         Other accrued expenses                                          565               983
         Current portion of capital leases                                51                51
                                                                     -------           -------
                           Total current liabilities                   5,837             6,759
     Capital leases                                                       54               103
     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                      -                 -
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of April 30, 1996 and July 31, 1995                           9                 9
         Additional paid-in capital                                   21,023            21,023
         Retained earnings                                            24,995            23,327
                                                                     -------           -------
     Total stockholders' equity                                       46,027            44,359
                                                                     -------           -------
     Total liabilities and stockholders' equity                      $51,918           $51,221
                                                                     =======           =======

                            See accompanying notes.

                                VARIFLEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                                       Nine months ended   Three months ended
                                                            April 30,           April 30,
                                                       -----------------   ------------------
                                                        1996      1995       1996      1995
                                                       -------   -------   --------   -------
Net sales                                              $59,514   $81,809    $21,707   $23,823
Cost of goods sold                                      47,646    61,863     17,410    18,274
                                                       -------   -------    -------    ------
Gross profit                                            11,868    19,946      4,297     5,549
                                                       -------   -------    -------    ------
Operating expenses:
   Selling and marketing                                 5,900     6,006      2,151     1,960
   General and administrative                            3,730     3,735      1,216     1,326
                                                       -------   -------    -------    ------
Total operating expenses                                 9,630     9,741      3,367     3,286
                                                       -------   -------    -------    ------
Income from operations                                   2,238    10,205        930     2,263
                                                       -------   -------    -------    ------
Other income (expense):
   Interest expense                                        (92)     (308)        (2)      (95)
   Interest income and other                               548       466        182       144
                                                       -------   -------    -------    ------
Total other income (expense)                               456       158        180        49
                                                       -------   -------    -------    ------
Income before provision for income taxes                 2,694    10,363      1,110     2,312
Provision for income taxes                                 941     3,988        403       890
                                                       -------   -------    -------    ------
Net income                                              $1,753    $6,375       $707    $1,422
                                                       =======   =======    =======    ======


Earnings per share of common stock:

Net income per share                                     $0.29     $1.05      $0.12     $0.24
                                                       =======   =======    =======    ======

Weighted average number of common shares
  outstanding, including common share equivalents        6,039     6,051      6,039     6,023
                                                       =======   =======    =======    ======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                  Nine months ended
                                                                     April 30,
                                                                   1996        1995
                                                                 ------      ------
Operating activities
Net income                                                       $1,753      $6,375
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                 1,314         570
    Deferred income taxes                                           (28)       (284)
    Loss on sale of marketable securities                            -            8
    Changes in operating assets and liabilities:
      Trade accounts receivable                                    (661)     (1,125)
      Inventory                                                  (2,034)     (6,437)
      Prepaid expenses and other current assets                    (804)       (467)
      Trade acceptances payable                                      43      (4,128)
      Accounts payable                                              509         (22)
      Other current liabilities                                  (1,474)        719
                                                                 ------      ------
Net cash used in operating activities                            (1,382)     (4,791)
                                                                 ------      ------

Investing activities
Purchases of property and equipment                              (2,274)     (1,108)
Purchases of available-for-sale securities                      (11,985)     (2,023)
Net proceeds from sales of available-for-sale securities         10,200       4,476
Other assets                                                        123         122
                                                                 ------      ------
Net cash provided by (used in) investing activities              (3,936)      1,467
                                                                 ------      ------

Financing activities
Net borrowings on revolving line of credit                           -        3,241
Long-term obligations, net                                          (49)         82
                                                                 ------      ------
Net cash provided by (used in) financing activities                 (49)      3,323
                                                                 ------      ------

Net decrease in cash                                             (5,367)         (1)
Cash at beginning of period                                       6,617         766
                                                                 ------      ------
Cash at end of period                                            $1,250        $765
                                                                 ======      ======

Cash paid during the period for:
   Interest                                                         $83        $308
   Income taxes                                                  $1,545      $4,471

                            See accompanying notes.

                                VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------


     RESULTS OF OPERATIONS
     ---------------------

     NET SALES.  Net sales for the third quarter of fiscal 1996 (the quarter
     ---------
ended April 30, 1996) totaled $21,707,000, representing a decrease of $2,116,000, or 9%, from net sales of $23,823,000 for the third quarter of fiscal 1995. This decrease was due to decreases in sales volume of the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet lines, primarily attributable to a general weakness in retail sales, particularly in the mass merchandise market segment, coupled with poor weather conditions sustained throughout the quarter in many parts of the United States this year in comparison with the same period last year. The effect of the decreases in these three product categories was partially offset by an increase in sales of skateboards.

     With respect to in-line skates, gross sales for the third quarter of fiscal 1996 totaled $16,198,000, a decrease of $3,313,000, or 17%, compared to the third quarter of fiscal 1995, while unit volume decreased by approximately 143,000 units, or 16%. As discussed above, this decrease is primarily due to a soft retail market and poor weather throughout much of the country during the quarter. Contributing to the decline as well has been a slowdown in growth in the in-line skate market in general when compared to the significant annual growth in this market experienced over the past few years. Gross sales for athletic protective equipment totaled $1,224,000 during the third quarter of fiscal 1996, a decrease of $635,000, or 34%, compared to the third quarter of fiscal 1995, while unit volume decreased approximately 154,000, or 41%. The decrease in gross sales was less than the decrease in unit volume due to an increase in the number of multiple-unit packages sold relative to individually-packaged units. Gross sales of bicycle and recreational safety helmets totaled $1,119,000 during the third quarter of fiscal 1996, a decrease of $1,307,000, or 54%, compared to the third quarter of fiscal 1995, while unit volume decreased by approximately 130,000 units, or 45%. The decrease in gross sales is greater than the decrease in unit volume due to close-outs and other price reductions in response to competitive pressures in the helmet market. The declines in protective equipment and helmet sales are primarily due to higher inventories of these products at certain of the Company's major customers and a weaker sell-through at retail during the holidays this year in comparison with the prior year. With respect to skateboards, as a result of a substantial increase in demand, gross sales for the third quarter of fiscal 1996 totaled $3,386,000, an increase of $3,019,000, or 824%, compared to the third quarter of fiscal 1995, while unit volume increased by approximately 212,000 units, or 713%. The increase in gross sales was greater than the increase in unit volume due to the introduction of certain new, higher-priced skateboard models.

     For the nine months ended April 30, 1996, net sales totaled $59,514,000, a decrease of 27% compared to the corresponding period of the prior year. Total gross sales dollars in the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet categories decreased approximately 33%, 30% and 47%, respectively, while gross sales of skateboards increased approximately 506%.

     Sales to the Company's three largest accounts represented approximately 70% of the Company's total sales during the third quarter of fiscal 1996, compared to 69% during the third quarter of fiscal 1995.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                            Quarter Ended April 30,     Nine Months Ended April 30,
                                               1996          1995           1996            1995
                                               ----          ----           ----            ----

     In-line skates                             74%           80%             76%             83%
     Athletic protective equipment               6%            8%              8%              8%
     Bicycle and recreational safety helmets     5%           10%              6%              8%
     Skateboards                                15%            1%             10%              1%
     Snowboards                                 (*)            -              (*)              -
     Other                                      (*)           (*)             (*)             (*)
                                               ----          ----            ----            ----

         Total                                 100%          100%            100%            100%
                                               ----          ----            ----            ----

     (*)  Less than one-half of one percent


     GROSS PROFIT.  The Company's gross profit margin as a percentage of net
     ------------
sales was 19.8% for the quarter ended April 30, 1996, compared to 23.3% for the quarter ended April 30, 1995, and was 19.9% for the nine months ended April 30, 1996, compared to 24.4% for the nine months ended April 30, 1995. The gross margin decrease is primarily attributable to the higher proportion of factory overhead costs, including overhead costs in connection with the start-up of the Company's new snowboard manufacturing facility. Gross margins were also impacted, with respect to in-line skates and bicycle and recreational safety helmets in particular, by close outs and other price reductions resulting both from increased customer pricing pressures as well as certain programs designed to clear the way for new models the Company has introduced. Note that there can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices and likewise sustain or improve present gross profit margins.

     OPERATING EXPENSES.  The Company's operating expenses (consisting of
     ------------------
selling and marketing expenses and general and administrative expenses) for the third quarter of fiscal 1996 totaled $3,367,000, or 15.5% of net sales, compared to $3,286,000, or 13.8% of net sales, for the third quarter of fiscal 1995. For the nine months ended April 30, 1996, operating expenses totaled $9,630,000, or 16.2% of net sales, compared to $9,741,000, or 11.9% of net sales, for the nine months ended April 30, 1995.

     Selling and marketing expenses increased $191,000, or 10%, to $2,151,000 for the third quarter of fiscal 1996, compared to $1,960,000 for the third quarter of fiscal 1995. Thus, selling and marketing expenses represented 9.9% of net sales during the third quarter of fiscal 1996, compared to 8.2% in the same quarter of the prior year. For the nine months ended April 30, 1996, selling and marketing expenses amounted to 9.9% of net sales, compared to 7.3% for the nine months ended April 30, 1995. The increase in selling and marketing expenses as a percentage of net sales is due to several factors, including wages and benefits associated with additional marketing personnel and increased advertising expenses for co-op programs with certain of the Company's major customers.

     General and administrative expenses decreased $110,000, or 8%, to $1,216,000 for the third quarter of fiscal 1996, compared to $1,326,000 for the third quarter of fiscal 1995, thus representing 5.6% of net sales during the third quarter of fiscal 1996, compared to 5.6% in the same quarter of the prior year. For the nine months ended April 30, 1996, general and administrative expenses amounted to $3,730,000, or 6.3% of net sales, compared to $3,735,000, or 4.6% of net sales, for the nine months ended April 30, 1995. These decreases are primarily due to a decrease in product development expenses, since a year ago the Company was in the early stages of developing its new Static brand of products, and also because of financing expenses incurred during the third quarter a year ago in connection with the refinancing of the Company's line of credit, offset in part by increases in costs associated with the Company's new snowboard operations.

     OTHER INCOME (EXPENSE).  Other income for the third quarter of fiscal
     ----------------------
1996 was $180,000, compared to $49,000 during the third quarter of fiscal 1995. This increase is primarily due to a decrease in interest expense of approximately $93,000 resulting from a decrease in the level of short-term borrowings under the Company's line of credit and lower interest rates on such borrowings compared to the prior year. For the nine months ended April 30, 1996, other income was $456,000, compared to $158,000 for the comparable period of the prior year.

     PROVISION FOR INCOME TAXES.  The Company's provision for income taxes for
     --------------------------
the third quarter of fiscal 1996 was $403,000, representing 36.3% of income before provision for income taxes, compared to $890,000, or 38.5% of income before provision for income taxes for the third quarter of fiscal 1995. For the nine months ended April 30, 1996, the provision for income taxes was 34.9% of income before provision for income taxes, compared to 38.5% for the comparable period of the prior year. These reductions in the Company's effective tax rate for the three month and nine month periods are primarily due to interest income representing a relatively greater portion of income before provision for income taxes, and the fact that substantially all of that interest income is exempt from federal income taxes due to the nature of the investments from which it is derived.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company has a credit agreement with a major bank providing a $20 million revolving line of credit, with separate sublimits of $12 million each for the issuance of commercial letters of credit and actual borrowings. The agreement, which expires February 1, 1997, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain Libor-based interest options. The amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory and the Company must satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of April 30, 1996, and no balance outstanding as well as of July 31, 1995.

     The Company had cash of $1,250,000 on hand as of April 30, 1996, compared to $6,617,000 as of July 31, 1995. Cash and marketable securities available for sale, including those classified as short-term and long-term, totaled $13,702,000 as of April 30, 1996, compared to $17,505,000 as of July 31, 1995, with such decrease primarily due to capital expenditures and cash used in operations during the period. Net working capital as of April 30, 1996 was $30,099,000, compared to $31,022,000 as of July 31, 1995, with the decrease resulting from additional investments in long-term marketable securities and capital expenditures. The Company's current ratio was 6.2:1 as of April 30, 1996, compared to 5.6:1 as of July 31, 1995.

     The Company had long-term debt of $54,000 as of April 30, 1996, compared to $103,000 as of July 31, 1995. These balances represent the long-term portion of capital leases for vehicles and equipment. The Company had net stockholders' equity of $46,027,000 as of April 30, 1996, compared to $44,359,000 as of July 31, 1995, with such increase due to operating results for the nine months ended April 30, 1996.

     Capital expenditures for the nine months ended April 30, 1996 totaled $2,274,000, compared to $1,108,000 for the same period of the prior year. The increase is primarily due to equipment purchases for the Company's new snowboard manufacturing facility. Production commenced at the facility during the third quarter of fiscal 1996, however such production is primarily in preparation for anticipated future orders. Neither inventory on hand nor sales have yet to become material to the Company's overall operations.

                                   PART II
                              OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.
                    ---------

                    27 Financial Data Schedule.


               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VARIFLEX, INC.



June 11, 1996                       /s/  Raymond H. Losi II
                                    -----------------------
                                    Raymond H. Losi II
                                    President (Principal Executive Officer)



June 11, 1996                       /s/  William B. Ogden
                                    ---------------------
                                    William B. Ogden
                                    Chief Financial Officer (Principal Financial
                                       and Accounting Officer)