Form 10-K
period 1996-07-31
VARIFLEX INC
filed 1996-10-30
CIK 921366

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             --------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 1996             Commission File No.: 0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                        95-3164466
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322

                             --------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

                             --------------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 14, 1996 was approximately $15,553,000 based upon the closing sale price of the Registrant's Common Stock on such date.

          Shares of $.001 par value Common Stock outstanding at October 14, 1996; 6,025,397 shares.

                             --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders scheduled to be held on December 6, 1996 are incorporated by reference into Part III of this Form 10-K.

================================================================================

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive; and, the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost. In additon, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

                                    PART I

Item 1. Business

      (a) General Development of Business.

          Variflex, Inc. (the "Company") is a leading marketer in the United States of in-line skates, skateboards, bicycle and recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders). The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company also designs, manufactures and markets snowboards and related accessories. The Company distributes its products throughout the United States and to foreign countries.

          The Company was originally incorporated by Raymond H. Losi and Raymond
H. Losi, II, in California in 1977, and reincorporated in Delaware in March 1994. Both Raymond H. Losi and Raymond H. Losi, II are executive officers of the Company. The Company has two wholly-owned subsidiaries, Oketa Ltd., a Hong Kong corporation incorporated in May 1987 to facilitate sales through international letters of credit, and Static Snowboards, Inc., a Delaware corporation incorporated in April 1995 for the purpose of manufacturing and marketing snowboards. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to Variflex, Inc. and its subsidiaries.

      (b) Financial Information about Industry Segments.

          For each of its last three fiscal years, the Company has been engaged in only one industry segment, namely the manufacture and distribution of sporting and athletic goods. Financial information concerning the Company's business is included in Items 6, 7, 8 and 14.

      (c) Narrative Description of Business.

          (1) Products.

          The Company's principal products are in-line roller skates, which feature wheels mounted in a straight line on a composite plastic chassis, functioning much like the blade on an ice skate. The Company currently sells 26 models of in-line skates to the mass market under the Variflex(TM) brand. These models are sold under various names, including Assault(TM), Blue Steel(TM), Comet(TM), Excell(TM), Express(TM), GX(TM), Mystic(TM), Ranger(TM), Rhino(TM), Roadwolf(TM), Sabre(TM), Shadow(TM), Silhouette(TM), Stiletto(TM), Sub Zero(TM), SVX(TM), Vectra(TM), VFX(TM), and X-2(TM), or versions thereof. The Company also sells four models of in-line skates to the sporting goods and specialty markets under its Static(TM) brand. These models are sold under the names Banshee(TM), Cyborg(TM), Outlaw(TM) and Raven(TM), or versions thereof. Overall, the Company has 15 adult and young adult models and 15 youth models.

          The Company's in-line roller skates consist of a molded polymer boot with, depending upon the model, either an integrated wheel chassis or a wheel chassis riveted to the bottom of the boot, and high density polyurethane wheels mounted on ball bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner which increases comfort. The wheel chassis is, depending on the model, made of either fiberglass-filled nylon or various plastics. Each chassis holds four wheels mounted in line, and each pair of skates has either one or two brakes, consisting of a hard rubber pad mounted on the rear of the chassis.

          The Company also markets and distributes skateboards and in-line skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards, as well as accessories and replacement parts such as bearings, wheels, brakes, hardware, laces and straps. The Company presently offers six different models of skateboards under the Variflex(TM) brand and two models under the Static(TM) brand.

          The Company also markets and distributes a line of bicycle and recreational safety helmets. The helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has nine adult helmet models, eight young adult models, nine youth models, one child model and one toddler model. Each model features ventilated aerodynamic designs with adjustable harnesses, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors through a process of injecting a polyurethane foam to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. All of the Company's helmets meet or exceed the standards of the American Society for Testing and Materials (ASTM). The Company's helmets are sold under the Airzone(TM), Chaser(TM), Lil' Pal(TM), Magnum(TM), Mojave Gulch(TM), Spitfire(TM), Street Heat(TM), Tuff Gear(TM), Vectra(TM) and VFX(TM) names or versions thereof.

          During the fiscal year ended July 31, 1996, the Company, through its wholly-owned subsidiary, Static Snowboards, Inc., began manufacturing and marketing a line of snowboards. The snowboards carry the Static(TM) brand name, and are manufactured at the Company's factory in California. The Company presently offers three models, Freestyle, All Mountain and Kids, with each coming in a variety of graphics and sizes. Each of the Company's snowboards features a vertically laminated wood core, an epoxy adhesive matrix, stainless steel inserts, Rockwell 48 edges, PT 1000 base material and ABS top sheet and sidewall material.

          For the fiscal years ended July 31, 1996, 1995 and 1994, these products comprised the following percentages of the Company's total gross sales:


                                                               1996   1995   1994
                                                               ----   ----   ----
          In-line skates.....................................   77%    81%    84%
          Athletic protective equipment......................    8%     8%     8%
          Bicycle and recreational safety helmets............    5%     8%     6%
          Skateboards........................................   10%     2%     1%
          Snowboards.........................................   (*)     -      -
               Other.........................................   (*)    (*)    (*)
                                                               ----   ----   ----

               Total.........................................  100%   100%   100%
                                                               ====   ====   ====

-------------
(*) Less than one-half of one percent.

          The Company's products are marketed in North America primarily through a network of independent sales representatives and marketing organizations and through attendance by representatives of the Company at industry trade shows. The Company's customers consist primarily of national mass merchandisers, such as Kmart, Kaybee, Sears, Target and Toys "R" Us; regional mass merchandisers, such as Fred Meyer, Meijers, Shopko and Venture; catalog houses, such as Best Products, Service Merchandise and Spiegel; major sporting goods chains, such as Sportmart and The Sports Authority; and international exporters, such as Krypto International. The Company also sells to some independent sporting goods stores. The Company's wholly owned subsidiary, Oketa Ltd., is used to facilitate sales and the shipment of products to international customers and to customers in the United States who desire to purchase product through international letter of credit transactions.

          (2) Status of products in development.

          The Company frequently changes the cosmetic features of its products, such as graphics and colors, and attempts to develop new products or new designs for existing products in response to customer requests or changes in consumer preferences. For example, the Company is currently developing a new line of children's scooters for sale in the mass market and expects to begin shipping in the fall of 1996. There is no assurance, however, that the Company will be able to successfully develop its new products nor that they will be readily acceptable to its customers.

          During the fiscal year ended July 31, 1996, the Company began distribution of its new Static(TM) brand of in-line skates, skateboards and snowboards. The Static(TM) in-line skate line offers high-end designs and features intended to attract the "step-up" buyer. Static(TM) in-line skates are manufactured overseas by independent contractors who also manufacture other Variflex products. Static(TM) skateboards, manufactured domestically by the Company, are offered in a variety of graphics and "pro-spec" componentry, designed and priced to compete with models currently sold in pro shops. The Static(TM) snowboard line offers various sizes and graphics and are manufactured at the Company's factory in California. Some of these Static(TM) products are still in development. There can be no assurance that these products will be or will continue to be readily acceptable in the marketplace.

          During the fiscal year ended July 31, 1996, the Company also entered into an agreement wherein its subsidiary, Static Snowboards, Inc., will manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name. Barfoot(TM) is an existing snowboard brand (founded in 1978) sold world-wide through the specialty market and skiing and snowboarding pro shops and resorts. The agreement, dated June 1, 1996, has an initial term of one year, however the Company has the right to extend the agreement for up to two additional years, as well as an option to acquire all rights to the Barfoot brand name outright after the first year.

          (3) Source of materials.

          With the exception of snowboards, all of the Company's products are sourced from independent contractors located in the Republic of China (Taiwan), the People's Republic of China (mainland China) and South Korea. These suppliers manufacture, assemble and package the Company's products under the detailed specifications of the Company's management representatives who visit frequently to oversee quality control and work on cost containment. The independent contractors are responsible for shipment to the Company's warehouse in Moorpark, California, or directly to certain major customers' distribution centers and warehouses. The raw materials and subcomponents for these products are manufactured by independent contractors, most of which are also located in Taiwan, mainland China and South Korea, that have been procured by the Company's suppliers or, often, by the management of Variflex itself.

          The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contractual agreements. The Company negotiates the cost of its products directly with its foreign suppliers in New Taiwan Dollars. At the same time, the Company and its suppliers agree upon a fixed exchange rate for a specified period, generally three to six months. The Company's payments to suppliers are then made in U.S. Dollars based upon the agreed exchange rate.

          As stated above, a significant portion of the Company's products, including various models of its in-line skates, are manufactured in mainland China, which trades with the United States under a Most Favored Nation ("MFN") trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under MFN tariff rates. From time to time, the U.S. has threatened to rescind MFN tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products, however there can be no assurance with regard to the possible imposition of sanctions in the future.

          (4) Patents, trademarks, licenses, franchises and concessions.

          The Company holds or has pending certain design patents, but no utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. Registration of various other trademarks for the Company's products are pending. The Company also has registered the Variflex(TM) and Static(TM) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world.

          (5) Major Customers.

          The Company has four customers which have each individually accounted for more than 10% of the Company's sales in one or more of the past three fiscal years: the Kmart Corporation, based in Detroit, Michigan; Sears, Roebuck and Co., based in Chicago, Illinois; Target Stores, based in Minneapolis, Minnesota; and Toys "R" Us, Inc., based in Paramus, New Jersey.

          Collectively, sales to Kmart, Sears, Target and Toys "R" Us represented approximately 74%, 78%, and 78% of the Company's total gross sales for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

          Individually, sales to the Company's four largest customers as a percentage of the Company's total gross sales were 26%, 20%, 16% and 12% for fiscal 1996; 19%, 29%, 24% and 6% for fiscal 1995; and 17%, 29%, 27% and 5% for fiscal 1994.

          (6) Backlog.

          The Company had approximately $6,044,000 in unfilled purchase orders as of September 30, 1996, compared to approximately $7,080,000 in unfilled purchase orders as of September 30, 1995. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 1997 fiscal year. Of the backlog as of September 30, 1996, approximately $1,987,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $4,057,000 of the backlog at September 30, 1996 represents fall booking orders of products on hand to be shipped at future dates.

          (7) Government contracts.

          The Company has no United States or foreign government contracts.

          (8) Competition.

          The principal competitive factors in the in-line roller skate industry are name recognition, price and product performance. The main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels, and the quality and lubrication of the wheel bearings. The Company offers a 60-day warranty on its products. Beyond such warranty, the Company does not offer service on its products, and does not believe that is an important competitive factor.

          With respect to the Company's principal product, in-line skates, management believes that the Company has a significant market share, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby, Seneca and certain models from Rollerblade, Inc. (Blade Runner). Primary competitors in the specialty or premium priced market for in-line skates include Rollerblade, Inc. (Rollerblades), First Team Sports, Inc. (Ultra Wheels) and Canstar Sports Inc. (Bauer), which was recently acquired by Nike. In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Franklin Sports is also a primary competitor, together with Rollerblade, Inc. and First Team Sports, Inc., in the specialty or premium priced market. Bell Sports Corp. (Bell and BSI) and Troxel (Pro Action) are the primary competitors in the bicycle safety helmet mass market, and also are primary competitors, together with Giro, which was recently acquired by Bell Sports Corp., in the specialty or premium priced market. In the snowboard industry, the largest competitors include Burton Snowboards (Burton), Ride, Inc. (Ride, Liquid and Mercury), Anthony Industries (K2), Skis Rossignol (Rossignol) and Morrow.

          While management believes that the quality of its products and the service it provides to its customers are important factors in retaining accounts, the Company clearly operates in a highly competitive environment and there are no significant technological or manufacturing barriers to entry. Management believes that price is a major competitive factor, particularly in the mass market. At present, the Company believes that its products in each category, when compared to competitors' products of comparable quality, are currently offered at comparable or lower prices than most or all of its competitors. However there can be no assurance that other companies, whether new enterprises or established members of the retail or sporting goods industries, will not be able to develop products of comparable or higher quality at lower prices, or that the Company's price structure will not be affected by future circumstances.

          (9) Research and development.

          Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1996, fiscal 1995 and fiscal 1994.

          (10) Effect of environmental regulation.

          To the extent that the Company's management can determine, there are no federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, with which compliance by the Company has had or is expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

          (11) Employees.

          As of July 31, 1996, the Company employed 143 full-time employees. None of the Company's employees are represented by unions.

Item 2. Properties.

          The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also subleases in an immediately adjacent building approximately 27,000 square feet consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 1997 and June 30, 1997, respectively, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on satisfactory terms. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

          In May 1995, in connection with the acquisition of certain assets of an existing snowboard manufacturer, the Company's subsidiary, Static Snowboards, Inc., was assigned the lease for a manufacturing facility of approximately 9,000 square feet located in Huntington Beach, California. This lease expires May 31, 1997. This facility is presently being subleased to another occupant by the Company. In July 1995, Static Snowboards, Inc. entered into another lease agreement for a facility of approximately 30,000 square feet, also in Huntington Beach, California, in which it has constructed and now conducts its snowboard manufacturing operations. The lease expires September 30, 2000.

          Management believes that the Company's present facilities will be adequate for the near future.

Item 3. Legal Proceedings.

          The Company may at any particular time, due to the nature of its products, become a defendant in product liability claims, including active litigation, arising out of personal injuries allegedly relating to its products. The Company is presently a party to certain proceedings of this nature, none of which management would consider outside of the normal course of business or material to the Company. The Company believes it has adequate liability insurance for the risks arising in the normal course of business. Coverage is on a claims made basis, and is subject to certain deductibles.

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 1996.

Executive Officers of the Company.

          The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.


Name and Age of              Current Positions with Company and Principal
Executive Officer            Occupations for the Past Five Years
-----------------            ---------------------------------------------------

Raymond H. Losi              Chairman of the Board and Director of the Company
Age 73                       since its inception in August 1977; Chief Executive
                             Officer of the Company since August 1989; President of the Company from 1977 until August 1989. Mr.
                             Losi is married to Barbara Losi and is the father of Raymond H. Losi II, each of whom is also an officer and director of the Company.

Raymond H. Losi, II          President and Chief Operating Officer of the
Age 44                       Company since January 1992; Director of the Company
                             since 1985; Vice President of Procurement for the Company from 1984 to January 1992; Director of
                             Product Development for the Company since its inception in August 1977. Mr. Losi is the son of Raymond H. Losi, who is also an officer and director of the Company.

William B. Ogden             Treasurer and Chief Financial Officer of the
Age 36                       Company since February 1994; Chief Financial
                             Officer for Cooke Media Group, Inc., operator of newspapers and cable television systems, from April
                             1987 to February 1994.

Barbara Losi                 Secretary of the Company since 1980; Director of
Age 58                       the Company since 1981; Chief Financial Officer of
                             the Company from 1977 to July 1991. Mrs. Losi is married to Raymond H. Losi, who is also an officer and director of the Company.

Rocco Attolico               Vice President of Manufacturing and Distribution
Age 55                       for the Company since January 1994; Shipping
                             Manager for the Company from July 1991 to January
                             1994; Director of Distribution Services for Everest
                             & Jennings, manufacturer of wheelchairs and other medical equipment, from January 1990 to September
                             1990; Director of Distribution Services for
                             Allegretti & Company, manufacturer of gardening power equipment, from September 1978 to January
                             1990.

Paula Coffman                Vice President of Administrative Services for the
Age 32                       Company since January 1993; Product and Sales
                             Planning Manager for the Company from December 1991 to January 1993; Sales Administration Manager for the Company from 1989 to December 1991.

Warren F. Marr               Vice President of Sales for the Company since
Age 55                       January 1990.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

  (a) Market information.

      The Company's initial public stock offering was completed in June 1994, and public trading commenced on June 17, 1994 at an initial price of $15.50 per share. The range of trading prices for the Company's Common Stock during each of the quarters of the fiscal years ended July 31, 1995 and 1996 was as follows (per share):

                                               High       Low
                                             --------   --------
Quarter ended:
 October 31, 1994                             $24 1/2   $15 1/2
 January 31, 1995                              22 3/4    12 3/4
 April 30, 1995                                18 1/2    14 1/2
 July 31, 1995                                 16 1/4    16 1/4
 October 31, 1995                              14 3/4     8 3/8
 January 31, 1996                              10 1/4     6 1/8
 April 30, 1996                                10         5 3/4
 July 31, 1996                                  9         5 1/4

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX."

  (b) Holders.

      The Company believes there were approximately 2,600 holders of the Company's Common Stock as of October 15, 1996. The number of stockholders was computed by including an estimate of the number of those stockholders whose stock is held for them by participants in a clearing agency as of that date. There were 143 holders of record of the Company's Common Stock on October 15, 1996.

  (c) Dividends.

      The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future.

Item 6. Selected Financial Data.


                                                     Years Ended July 31,
                                             (In thousands, except per share data)
                                          --------------------------------------------
                                           1996      1995     1994      1993     1992
                                          ------    ------   ------    ------   ------
Operations Data:
 Net sales                                $72,379  $100,317  $80,000  $61,100  $58,964
 Pre-tax income                               680    11,193   11,176    4,383    2,822
 Net income                                   564     6,921    6,584    2,783    1,682
 Net income per share                     $  0.09  $   1.15  $  1.40  $  0.61  $  0.36
 Weighted average shares outstanding        6,039     6,039    4,696    4,574    4,697

Balance Sheet Data:
 Total assets                             $49,405  $ 51,221  $47,456  $16,393  $21,104
 Working capital                           28,387    31,022   25,494    9,683    6,740
 Long-term obligations                         41       103       58      831      841
 Stockholders' equity                      44,812    44,359   37,004    9,739    7,272

      The Company's initial public stock offering, completed in June 1994, had a significant impact upon the balance sheet data above. The Company's net proceeds after fees and expenses were approximately $20,723,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations

      Year Ended July 31, 1996 Compared to Year Ended July 31, 1995

      Net Sales. Net sales for the fiscal year ended July 31, 1996 totaled $72,379,000, a decrease of $27,938,000, or 28% from fiscal 1995 net sales of $100,317,000. This decrease was attributable to decreases in sales volume of the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet lines, resulting primarily from general weakness in retail sales, particularly in the mass merchandise market segment, compared to the prior fiscal year. The effect of the decreases in these three product categories was partially offset by a significant increase in sales of skateboards.

      With respect to in-line skates, gross sales for fiscal 1996 totaled $57,145,000, a decrease of approximately $25,921,000, or 31%, compared to fiscal 1995, as unit volume in fiscal 1996 totaled 2,627,000 units, a decrease of approximately 1,235,000, or 32%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $21.75 during fiscal 1996, compared to $21.51 for fiscal 1995. As discussed above, the decrease in in-line skate sales was primarily due to a soft retail market, as well as to a decline in consumer demand for in-line skates in general as compared to the significant annual growth in this market experienced over the past few years. These factors in turn led to high levels of inventory at retail, which further affected the amount of new skate orders placed by the Company's customers.

      Gross sales for athletic protective equipment during fiscal 1996 totaled $5,668,000, a decrease of approximately $2,684,000, or 32%, compared to fiscal 1995, while unit volume in fiscal 1996 was 1,035,000, a decrease of approximately 846,000, or 45%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of athletic protective equipment is attributable to the same factors discussed above. The decrease in gross sales is less as a percentage than the decrease in unit volume due to a greater proportion of sales of "triple packs" and other combination packages during fiscal 1996.

      Gross sales of bicycle and recreational safety helmets during fiscal 1996 totaled $4,063,000, a decrease of approximately $4,238,000, or 51%, compared to fiscal 1995, while unit volume decreased approximately 307,000, or 37%, to a total of 520,000 units during fiscal 1996. These decreases in comparison with the prior year are primarily due to higher inventories of these products at certain of the Company's major customers, a weaker sell-through at retail during the holidays and significantly less legislation at the state and local levels aimed toward mandatory helmet use by bicyclists. The year-over-year decrease in gross sales is greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the marketplace. The average price per unit for the Company's helmets was approximately $7.81 during fiscal 1996, compared to $10.03 during fiscal 1995. Competitive influences and high inventory levels continue to put downward pressure on retail and wholesale prices throughout the industry.

      Gross sales of skateboards during fiscal 1996 totaled $7,301,000, an increase of approximately $5,475,000, or 300%, compared to fiscal 1995, on total volume of 525,000 units, an increase of approximately 380,000 units, or 261%. These increases are due to a significant surge in the popularity of and demand for skateboards during fiscal 1996 and the ability of the Company to respond to that demand and fill the pipelines for its customers. The increase in gross sales is greater as a percentage than the increase in unit volume due to an increase in demand for higher quality componentry and also due to the Company's introduction during fiscal 1996 of its higher-priced Static(TM) brand skateboards for the pro and specialty market. The average price per unit for the Company's skateboards was approximately $13.90 during fiscal 1996, compared to $12.57 during fiscal 1995.

      Sales to the Company's three largest accounts represented approximately 62% of the Company's total sales in fiscal 1996, compared to 72% in fiscal 1995. This decrease is the result of significantly less shipments during fiscal 1996, particularly of the Company's in-line skate, protective equipment and helmet products, to two major retail customers. The Company believes that the decreases in sales to these customers during fiscal 1996 are primarily due to excess inventory resulting from overforecasted consumer demand as opposed to declines in the Company's share of shelf space. The decrease in the percentage of total sales represented by the Company's three largest accounts, each of which is a national mass merchandiser, is also due in part to the Company's introduction of its Static(TM) lines of products for the sporting goods and specialty markets.

      By product category, in-line skates, athletic protective equipment and helmets accounted for 77%, 8% and 5%, respectively, of the Company's total gross sales during fiscal 1996, compared to 81%, 8% and 8%, respectively, during fiscal 1995. Skateboards accounted for 10% of the Company's total gross sales during fiscal 1996, compared to 2% during fiscal 1995, as a result of a significant increase in consumer demand for skateboards during the year.

      Gross Profit. Gross profit for the fiscal year ended July 31, 1996 decreased by $11,439,000 compared to the fiscal year ended July 31, 1995, representing a 48% decrease. The Company's gross profit margin as a percentage of net sales was 17.0% in fiscal 1996, compared with 23.7% in fiscal 1995. The decrease in gross margin is due to a combination of factors, including the impact, particularly during the third and fourth quarters of fiscal 1996, of price discounts offered in connection with the close-out of certain models of in-line skates and bicycle safety helmets, markdown credits and returns negotiated between the Company and certain of its customers in connection with excess retail inventory issues, and write-downs for increases in the Company's inventory reserves. Increased competition in the mass market, particularly with respect to in-line skates and safety helmets, also has had and continues to have an impact upon the Company's gross margin. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the continuing downward pressure on sales prices in order to sustain or improve present gross profit margins.

      Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1996 totaled $12,267,000, or 16.9% of net sales. Operating expenses for fiscal 1995 were $12,861,000, or 12.8% of net sales.

      Selling and marketing expenses decreased by $113,000, or 1%, to $7,671,000 for fiscal 1996 compared to fiscal 1995. Selling and marketing expenses for fiscal 1996 amounted to 10.6% of net sales, compared to 7.8% in the prior year. The increase as a percentage of net sales is due to several factors, including wages and benefits associated with additional marketing personnel, increased advertising expenses for co-op programs with certain of the Company's major customers and for the promotion of the Company's new Static(TM) brand of products, and increases in other marketing related expenses such as for trade shows, catalogs and promotional materials. In dollars, these increases were more than offset by decreases in sales commissions because of the decline in sales during the year.

      General and administrative expenses decreased by $481,000, or 9%, to $4,596,000 for fiscal 1996 compared to fiscal 1995. General and administrative expenses for fiscal 1996 amounted to 6.3% of net sales, compared to 5.1% in fiscal 1995. The dollar decrease is primarily due to a decrease in product development expenses, since in the prior year the Company was in the early and more costly stage of developing its new Static(TM) line of products, and reductions in expenses resulting from adjustments to certain accrual accounts, including accrued bonuses and accrued product liability claims, offset in part by increases in costs associated with the Company's new snowboard operations.

      Other Income (Expense). Other income for the fiscal year ended July 31, 1996 was $610,000, an increase of $332,000, or 119%, compared to fiscal 1995. This increase is due to a decrease in interest expense of $235,000 resulting from a decrease in the level of short-term borrowings under the Company's line of credit and lower interest rates on such borrowings compared to the prior year, as well as an increase in interest income of $97,000 due to higher balances of marketable securities and other investments during fiscal 1996 compared to the prior year.

      Provision for Income Taxes. The Company's provision for income taxes during fiscal 1996 was $116,000, representing 17.1% of income before provision for income taxes, compared to $4,272,000, or 38.2% of income before provision for income taxes during fiscal 1995. The reduction in the Company's effective tax rate is primarily due to interest income representing a greater portion of income before provision for income taxes, and the fact that most of that interest income is exempt from federal income taxes due to the nature of the investments from which it is derived.

        Recent Results

      Net sales for the three months ended July 31, 1996, which represents the fourth quarter of the Company's fiscal year, were $12,865,000, a decrease of 30%, compared to $18,507,000 for the corresponding period of the prior year. Sales of in-line skates, helmets and athletic protective equipment were down 24%, 63% and 45%, respectively, during the fourth quarter compared to the fourth quarter of the prior year due to similar factors as discussed above in the year-over-year comparisons for each of these product categories.

      The Company's net loss for the quarter ended July 31, 1996 was $1,189,000, or $0.20 per share, compared with net income of $546,000, or $0.09 per share for the corresponding period of the prior year. The decrease is primarily due to the impact upon gross margin of price discounts in connection with certain in-line skate and helmet model close-out sales made by the Company during the quarter, markdown credits and returns negotiated between the Company and certain of its customers to help with excess retail inventory issues, and increases recorded during the quarter in the Company's inventory reserves.

   Year Ended July 31, 1995 Compared to Year Ended July 31, 1994

      Net Sales. Net sales for the fiscal year ended July 31, 1995 totaled $100,317,000, an increase of $20,317,000, or 25%, from fiscal 1994 net sales of $80,000,000. This increase was primarily attributable to increased unit volume in sales of the Company's in-line skates, athletic protective equipment and bicycle and recreational safety helmet lines. With respect to in-line skates, gross sales for fiscal 1995 totaled $83,066,000, an increase of approximately $14,855,000, or 22%, compared to fiscal 1994, while unit volume in fiscal 1995 was 3,862,000 units, an increase of approximately 801,000 units, or 26%, over the prior year. The percentage increase in gross sales is less than the increase in unit sales due to price reductions and a shift of consumer preference to lower priced models. The average price (gross revenues divided by units sold) of the Company's in-line skates was approximately $21.51 per unit in fiscal 1995, compared to $22.28 per unit in fiscal 1994. Gross sales for athletic protective equipment during fiscal 1995 totaled $8,352,000, an increase of approximately $1,756,000, or 27%, compared to fiscal 1994, while unit volume in fiscal 1995 was 1,881,000, an increase of approximately 308,000 units, or 20%. The percentage increase in gross sales exceeded the increase in unit volume due to greater sales of multiple-unit packages sold relative to individually-packaged units. Gross sales for the Company's bicycle and recreational safety helmet line, introduced in September 1993, totaled $8,301,000 during fiscal 1995, an increase of approximately $3,480,000, or 72%, compared to fiscal 1994, while unit volume increased approximately 348,000 units, or 73%, to a total of 827,000 units in fiscal 1995. The percentage increase in gross sales was slightly less than the increase in unit volume due primarily to price reductions in response to competitive pressures in the market.

      Sales to the Company's three largest accounts represented approximately 72% of the Company's total sales in fiscal 1995, compared to 73% during fiscal 1994. In-line skates, athletic protective equipment and helmets accounted for 81%, 8% and 8%, respectively, of the Company's total gross sales during fiscal 1995, compared to 84%, 8% and 6%, respectively, during fiscal 1994. The Company's three other product categories, skateboards, traditional "quad" roller skates, and other parts and accessories, together accounted for approximately 2% of total gross sales during fiscal 1995, which was comparable to fiscal 1994.

      Gross Profit. Gross profit for the fiscal year ended July 31, 1995 increased by $2,304,000 compared to the fiscal year ended July 31, 1994, representing an 11% increase. The Company's gross margin as a percentage of net sales was 23.7% in fiscal 1995, compared with 26.8% in fiscal 1994. The decrease in gross margin is due to a combination of factors, including the impact, particularly during the third and fourth quarters of fiscal 1995, of price discounts offered in connection with the close-out of certain models of in-line skates, as well as unusually high shipping costs incurred by the Company during the second quarter of fiscal 1995 in order to meet a major customer's demand for higher-than-expected holiday inventory. Also, in fiscal 1994 the Company's gross margin was particularly high because of a number of cost breaks that had been negotiated with suppliers.

      Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1995 totaled $12,861,000, or 13% of net sales. Operating expenses for fiscal 1994 were $10,158,000, or 13% of net sales.

      Selling and marketing expenses increased by $1,716,000, or 28%, to $7,784,000 for fiscal 1995 compared to fiscal 1994. Selling and marketing expenses for fiscal 1995 amounted to 7.8% of net sales, compared to 7.6% in the prior year. The increase in selling and marketing expenses as a percentage of net sales is primarily due to design and development costs incurred in connection with the expansion of the Company's existing Variflex product lines, particularly new in-line skate and bicycle safety helmet models developed during the year, as well as an increase in marketing costs relating to the introduction of these products and of the new Static(TM) lines of in-line skates and snowboards.

      General and administrative expenses increased by $987,000, or 24%, to $5,077,000 for fiscal 1995 compared to fiscal 1994. General and administrative expenses for fiscal 1995 amounted to 5.1% of net sales, compared to 5.1% in fiscal 1994. The dollar increase is primarily attributable to salaries and certain other costs associated with the start-up of the Company's new Static(TM) brand of products. The Company anticipates being able to begin shipping its Static(TM) in-line skates and snowboards in fall 1995. Other factors include costs associated with the February 1995 refinancing of the Company's line of credit, and additional facilities costs, per-sonnel costs, data processing expenses and other professional services fees arising from the growth of the Company's operations and its new status as a public company following completion of the initial public offering in June 1994.

      Other Income (Expense). Other income for fiscal 1995 was $278,000, compared to other expense of $138,000 in fiscal 1994. This change of approximately $416,000 is due to an increase in interest income, particularly from investments in marketable securities following completion of the Company's initial public offering, offset by increased interest expense of approximately $142,000 due to an increase in the level of short-term borrowings under the Company's line of credit.


      Provision for Income Taxes. The Company's provision for income taxes for the fiscal year ended July 31, 1995 was $4,272,000, representing 38.2% of income before provision for income taxes, compared to $4,592,000, or 41.1% of income before provision for income taxes for fiscal 1994. These reductions are primarily due to the increase in interest income during fiscal 1995 and the fact that substantially all of that interest income is exempt from federal income taxes due to the nature of the investments from which it is derived.

      Liquidity and Capital Resources

      From inception to completion of its initial public offering, the Company funded its activities principally from cash flow generated from operations, credit facilities with institutional lenders and, to a lesser degree, loans from its stockholders. In June 1994, the Company completed an initial public stock offering, issuing a total of 1,500,000 new common shares which raised approximately $20,723,000 in proceeds to the Company, net of fees and expenses. A portion of these proceeds were used by the Company to pay off borrowings on its line of credit and for other working capital purposes. The remainder was invested in marketable securities with maturities generally raging from one to three years.

      The Company has a credit agreement with a major bank providing a $20 million revolving line of credit, with separate sublimits of $12 million each for the issuance of commercial letters of credit and actual borrowings. The agreement, which expires February 1, 1997, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain Libor-based interest options. The amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory, and the Company must satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of July 31, 1996.

      In May 1995, the Company, through its wholly-owned subsidiary, Static Snowboards, Inc., acquired the assets of Plunkett Snowboards, Inc., an existing snowboard manufacturer, in exchange for $100,000 in cash and 25,397 shares of Variflex, Inc. common stock with a market value on that date of approximately $302,000. The Company recorded the acquisition using the purchase method of accounting, and substantially all of the purchase price was recorded as goodwill, to be amortized over 15 years.

      Capital expenditures for fiscal 1996 totaled $2,317,000, compared to $1,451,000 during fiscal 1995. Of the fiscal 1996 total, approximately $938,000 represented machinery and equipment purchases for the Company's snowboard manufacturing plant and $1,157,000 represented production molds and other related equipment. The remaining $222,000 was primarily for leasehold improvements, computer equipment and furniture.

      As of July 31, 1996, the Company had net working capital of $28,387,000, compared to $31,022,000 as of July 31, 1995. The Company's current ratio as of July 31, 1996 was 7.2:1, compared to 5.6:1 as of July 31, 1995. The decrease in working capital is primarily due to purchases of property, plant and equipment and collection of accounts receivable, much of which was invested during the fiscal year in marketable debt securities classified as non-current assets on the balance sheet. The increase in the Company's current ratio is primarily due to lower balances of trade acceptances payable and accounts payable as of fiscal year-end compared to a year ago.

      The Company had long-term debt of $41,000 as of July 31, 1996, compared to $103,000 as of July 31, 1995. These balances represent the long-term portion of capital leases for vehicles and equipment. The Company had net stockholders' equity of $44,812,000 as of July 31, 1996, compared to $44,359,000 as of July 31, 1995, with such increase due to operating results for the fiscal year ended July 31, 1996. Management believes that inflation has not had a significant impact upon the Company's costs and prices during the past three fiscal years.

   Future Liquidity and Financial Position

      The Company intends to continue to focus upon building and maintaining its existing product lines, including its new line of snowboards. The Company also intends to continue to devote effort and resources to continuing development and placement of the new Static brand of in-line skates, skateboards and snowboards. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company also is considering expanding international distribution and developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

      Management believes that its current cash position, funds available under existing banking arrangements, and cash generated from operations will be sufficient to meet the Company's presently projected cash and working capital requirements for the next fiscal year assuming continued financial performance at present levels.

   Foreign Exchange

      Management does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers (the New Taiwan Dollar) has in the last three fiscal years had any significant adverse impact on the Company's ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in New Taiwan Dollars. At the same time, they will agree upon a fixed exchange rate for a specified period, generally three to six months. The Company's payments to suppliers are then made in U.S. Dollars based upon the agreed upon exchange rate. Although exchange rate fluctuations have generally been to the benefit of the Company over the past three fiscal years, there can be no assurance that exchange rate fluctuations will be favorable to the Company in the future.

Item 8. Financial Statements and Supplementary Data.

      The financial statements and schedules included herein are listed in
Item 14.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Variflex, Inc.

  We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  /s/  Ernst & Young L.L.P.


Woodland Hills, California
October 1, 1996

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                  July 31
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
Assets
Current assets:
 Cash and cash equivalents                                    $ 3,351    $ 6,617
 Marketable equity securities available-for-sale                    -         25
 Short-term debt securities available-for-sale                      -          5
 Trade accounts receivable, less allowances of $555 and
  $911 as of July 31, 1996
  and 1995, respectively                                       12,047     18,251
 Inventory                                                     13,332     10,393
 Deferred income taxes                                            752      1,288
 Prepaid expenses and other current assets                      3,457      1,202
                                                           ---------- ----------
  Total current assets                                         32,939     37,781
Property and equipment, net                                     2,432      1,519
Long-term debt securities available for sale                   13,261     10,858
Other assets                                                      773      1,063
                                                           ---------- ----------
Total assets                                                  $49,405    $51,221
                                                           ========== ==========

Liabilities and stockholders' equity
Current liabilities:
 Trade acceptances payable                                    $    88    $   842
 Accounts payable                                                 420      1,166
 Accrued warranty                                                 650        903
 Accrued salaries and related liabilities                         251        612
 Accrued co-op advertising                                      2,463      2,202
 Accrued returns and allowances                                   350        326
 Other accrued expenses                                           303        657
 Current portion of capital leases                                 27         51
                                                           ---------- ----------
  Total current liabilities                                     4,552      6,759

Capital leases                                                     41        103
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.001 par value:
  Authorized shares - 5,000,000
  Issued and outstanding shares - none                              -          -
 Common stock, $.001 par value:
  Authorized shares - 40,000,000
  Issued and outstanding shares - 6,025,397 as of July
   31, 1996 and 1995                                                9          9
Additional paid-in capital                                     21,023     21,023
Retained earnings                                              23,780     23,327
                                                           ---------- ----------
Total stockholders' equity                                     44,812     44,359
                                                           ---------- ----------
Total liabilities and stockholders' equity                    $49,405    $51,221
                                                           ========== ==========

See accompanying notes.

                                VARIFLEX, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)



                                                    Year ended July 31
                                             ---------------------------------
                                              1996          1995         1994
                                             -------      --------     -------

Net sales                                    $72,379      $100,317     $80,000
Cost of goods sold                            60,042        76,541      58,528
                                             -------      --------     -------
Gross profit                                  12,337        23,776      21,472
                                             -------      --------     -------

Operating expenses:
 Selling and marketing                         7,671         7,784       6,068
 General and administrative                    4,596         5,077       4,090
                                             -------      --------     -------
Total operating expenses                      12,267        12,861      10,158
                                             -------      --------     -------
Income from operations                            70        10,915      11,314
                                             -------      --------     -------

Other income (expense):
 Interest expense                               (116)         (351)       (209)
 Interest income and other                       726           629          71
                                             -------      --------     -------
Total other income (expense)                     610           278        (138)
                                             -------      --------     -------

Income before provision for
 income taxes                                    680        11,193      11,176
Provision for income taxes                       116         4,272       4,592
                                             -------      --------     -------
Net income                                   $   564      $  6,921     $ 6,584
                                             =======      ========     =======

Net income per share of common stock         $  0.09      $   1.15     $  1.40
                                             =======      ========     =======

Weighted average number of
 common shares outstanding                     6,039         6,039       4,696
                                             =======      ========     =======

See accompanying notes.

                                VARIFLEX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                           Common Stock   Additional
                                                           ------------     Paid-In   Retained
                                                         Shares    Amount   Capital   Earnings    Total
                                                        ---------  ------  ---------  --------   -------
Balance at July 31, 1993                                4,500,000  $    7  $       -  $  9,732   $ 9,739
 Net unrealized holding losses on debt securities
  available for sale                                            -       -          -       (42)      (42)
 Initial public offering                                1,500,000       2     20,721         -    20,723
 Net income                                                     -       -          -     6,584     6,584
                                                        ---------  ------  ---------  --------   -------
Balance at July 31, 1994                                6,000,000       9     20,721    16,274    37,004
 Issuance of stock in connection with acquisition          25,397       -        302         -       302
 Adjustment to foreign currency translation                     -       -          -        22        22
 Net unrealized holding gains on debt securities
  available for sale                                            -       -          -       110       110
 Net income                                                     -       -          -     6,921     6,921
                                                        ---------  ------  ---------  --------   -------
Balance at July 31, 1995                                6,025,397       9     21,023    23,327    44,359
 Net unrealized holding losses on debt securities
  available for sale                                            -       -          -      (111)     (111)
 Net income                                                     -       -          -       564       564
                                                        ---------  ------  ---------  --------   -------
Balance at July 31, 1996                                6,025,397  $    9  $  21,023  $ 23,780   $44,812
                                                        =========  ======  =========  ========   =======

See accompanying notes.


                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                       Year ended July 31
                                               -------------------------------
                                                 1996        1995       1994
                                               --------    -------    --------
Operating activities
Net income                                     $    564    $ 6,921    $  6,584
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
 Depreciation and amortization                    1,528        875         326
 Deferred income taxes                              536       (169)       (230)
 Loss on sale of marketable securities                -          8           -
 Adjustment to foreign currency
  translation                                         -         22           -
 Changes in operating assets and
  liabilities:
  Trade accounts receivable                       6,204        708      (9,514)
  Inventory                                      (2,939)    (1,102)     (4,871)
  Prepaid expenses and other current
   assets                                        (2,255)        46        (642)
  Accounts payable                                 (746)      (213)        721
  Other current liabilities                        (684)       525         641
  Trade acceptances payable                        (754)    (3,978)      3,245
                                               --------    -------    --------
Net cash provided by (used in) operating
 activities                                       1,454      3,643      (3,740)
                                               --------    -------    --------

Investing activities
Purchase of property and equipment               (2,317)    (1,451)       (636)
Gross purchases of available-for-sale
 securities                                     (12,885)    (2,564)    (39,254)
Gross sales of available-for-sale
 securities                                      10,225      6,476      24,399
Other assets                                        257       (253)       (173)
                                               --------    -------    --------
Net cash (used in) provided by investing
 activities                                      (4,720)     2,208     (15,664)
                                               --------    -------    --------
Financing activities
Net borrowings on (repayments of)
 revolving line of credit                             -          -         (41)
Advances to stockholders                              -          -        (162)
Payments on notes payable to stockholders             -          -        (484)
Net proceeds from stock offering                      -          -      20,723
                                               --------    -------    --------
Net cash provided by financing activities             -          -      20,036
                                               --------    -------    --------

Net increase (decrease) in cash                  (3,266)     5,851         632
Cash beginning of period                          6,617        766         134
                                               --------    -------    --------
Cash at end of period                          $  3,351    $ 6,617    $    766
                                               ========    =======    ========
Cash paid during the period for:
 Interest                                      $    107    $   355    $    203
 Income taxes                                  $  1,545    $ 4,546    $  4,512

Supplemental disclosure of non-cash financing and investing activities:
  In January 1994, the Company assigned a note receivable from a principal stockholder in the amount of $304,000 principal and $12,000 interest to another stockholder for purposes of reducing the Company's note payable of $338,000 to that stockholder. In May 1995, the Company issued 25,397 shares of common stock with a market value of $302,000 in connection with the acquisition further described in Note 12.

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1996

1. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation
  The consolidated financial statements include the accounts of Variflex, Inc. (Variflex), a Delaware corporation, and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively the Company). The Company markets and distributes in-line roller skates, skateboards, bicycle and recreational safety helmets and athletic protective equipment, such as knee pads, elbow pads and wrist guards. The Company designs and develops these products which are then manufactured to the Company's specifications by independent contractors. The Company, through Static Snowboards, Inc., also designs, manufactures and markets snowboards and related accessories. The Company's products are sold primarily to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
  Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition and Warranty
  The Company recognizes revenue from product sales upon shipment. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company's products are generally under warranty against defects in material and workmanship for a period of usually 60 days from date of purchase. The amount of potential credits is estimated and provided for in the period of sale.

Concentration of Risk
  The Company performs periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.
  The Company operates predominantly within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's four largest customers as a percentage of consolidated gross sales, were 26%, 20%, 16% and 12% for fiscal 1996; 19%, 29%, 24% and 6% for fiscal 1995; 17%, 29%, 27% and 5% for fiscal 1994. Receivables from these customers as a percentage of the Company's total trade accounts receivable were 13%, 28%, 14% and 8% at July 31, 1996.
  With the exception of snowboards, which are manufactured domestically at the Company's factory, all of the Company's products are manufactured by independent contractors located in the Republic of China (Taiwan), The People's Republic of China and South Korea. The Company presently knows of no circumstances that would materially affect its supply or costs of goods; however, there can be no assurances with respect to events which may arise in the future.

Cash Equivalents
  Short-term investments and money market funds with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates market value.

Marketable Securities
  The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management has determined all investments should be classified as available-for-sale.

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

   Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of retained earnings. The amortized cost of debts securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventory

   Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:


                                                           July 31
                                                       ----------------
                                                        1996      1995
                                                       -------  -------
                                                        (In thousands)
Raw material and work-in-process                       $ 1,964  $ 1,027
Finished goods                                          11,368    9,366
                                                       -------  -------
                                                       $13,332  $10,393
                                                       =======  =======

Property and Equipment
   Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter.

Goodwill
   Goodwill arising from the acquisition (see Note 12) is amortized on a straight-line basis over a period of 15 years and is included net of amortization as a component of other assets. Accumulated amortization of goodwill as of July 31, 1996 and 1995 amounted to $39,000 and $6,000, respectively.

Earnings Per Share
   Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued at prices below the anticipated public offering price during the 12-month period prior to the initial public offering have been included in the calculation as if they were outstanding (using the treasury stock method and the initial public offering price of $15.50 per share) for all periods presented through the date of the initial public offering. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options.

Advertising Costs
   Advertising costs are generally expensed as incurred. Advertising costs for the years ended July 31, 1996, 1995 and 1994 amounted to $4,542,000, $3,861,000 and $3,212,000, respectively.

Reclassifications
   Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

2. Related Party Transactions

Receivable From and Notes Payable to Stockholders
   In January 1994, the Company assigned a note receivable from a principal stockholder to another stockholder for purposes of reducing the Company's note payable to that stockholder. The receivables from principal stockholders accrued interest at 8-10% per annum. Interest income on related party receivables was zero, zero and $12,000 in the fiscal years ended July 31, 1996, and 1995 and 1994, respectively. Notes receivable balances were zero as of July 31, 1996 and 1995.

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Related Party Transactions (continued)

   Prior to July 1994, the Company had notes payable to stockholders which accrued interest at 10% per annum. In July 1994, the Company repaid all outstanding notes payable to stockholders from the proceeds of the initial public offering discussed in Note 10. Interest expense on related party notes payable was zero, zero and $60,000 for the fiscal year ended July 31, 1996, 1995 and 1994, respectively.

3. Investments

   Available-for-sale securities consist of the following:


                                                  Available-for-Sale Securities
                                            ---------------------------------------------
                                                      Gross        Gross        Estimated
                                                    Unrealized   Unrealized        Fair
                                             Cost      Gains       Losses         Value
                                            -------   -------     -------        -------
                                                          (In thousands)
July 31, 1996:
  State and municipal debt securities       $13,307   $     -     $    46        $13,261
                                            =======   =======     =======        =======
July 31, 1995:
  State and municipal debt securities       $10,798   $    65     $     -        $10,863
  Equity securities                              25         -           -             25
                                            -------   -------     -------        -------
                                            $10,823   $    65     $     -        $10,888
                                            =======   =======     =======        =======

   The Company experienced a net realized loss of $8,000 on sales of available-for-sale securities during the fiscal year ended July 31, 1995. There were no sales of available-for-sale securities, and thus no realized gains or losses during the fiscal year ended July 31, 1996. The net adjustments to unrealized holding gains and losses on available-for-sale securities as of July 31, 1996 and 1995 are reflected in retained earnings.

   The amortized cost and estimated fair value of debt and marketable equity securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                              July 31                  July 31
                                                1996                     1995
                                        ---------------------     -------------------
                                                   Estimated               Estimated
                                         Cost      Fair Value      Cost    Fair Value
                                        -------    ----------     -------  ----------
                                                         (In thousands)
Available-for-sale:
  Due in one year or less               $   653     $   655     $10,257     $10,323
  Due after one year through three
   years                                 12,654      12,606         541         540
                                        -------     -------     -------     -------
                                         13,307      13,261      10,798      10,863
 Equity securities                            -           -          25          25
                                        -------     -------     -------     -------
                                        $13,307     $13,261     $10,823     $10,888
                                        =======     =======     =======     =======

   The classification of marketable securities between current and noncurrent assets differs from the contractual maturity dates because it is management's expectation that, unless a need or use of the funds develops, the funds will be reinvested upon the respective maturity dates rather than used in current operations.

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Property and Equipment

   Property and equipment consist of the following:

                                                          July 31
                                                     -----------------
                                                       1996      1995
                                                     -------   -------
                                                       (In thousands)
   Computer equipment                                $   432   $   388
   Trade show assets                                     159       159
   Machinery and equipment                             1,170       237
   Furniture and fixtures                                293       238
   Leasehold improvements                                200       144
   Transportation equipment                               97       193
   Molds, dies and tooling equipment                   3,133     1,971
                                                     -------   -------
                                                       5,484     3,330
   Less accumulated depreciation and amortization     (3,052)   (1,811)
                                                     -------   -------
                                                     $ 2,432   $ 1,519
                                                     =======   =======

5. Revolving Line of Credit

   The Company has a $20,000,000 revolving line of credit with a major bank, with separate sublimits of $12,000,000 each for the issuance of commercial letters of credit and actual borrowings. Borrowings are limited to the sum of 80% of eligible accounts receivable, plus 40% of eligible inventory. Borrowings are unsecured and carry an interest rate equal to the bank's prime interest rate less 0.25%, with other Libor-based interest options available. Interest is payable monthly. The credit line matures on February 1, 1997. The agreement restricts capital expenditures and requires the Company to comply with certain financial ratios and covenants.
   As of July 31, 1996, letters of credit in the amount of $651,000 were open for the receipt of future merchandise. Of this amount, $563,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

6. Commitments and Contingencies

Lease Commitments
   The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $33,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 1997. The Company also subleases additional warehouse and office space in an adjacent building under a separate operating lease requiring minimum monthly payments of $14,000, which amount includes property taxes and utilities, but which provides for the Company to pay insurance and repairs and maintenance costs. This agreement expires June 30, 1997. The Company's subsidiary, Static Snowboards, Inc., leases office and manufacturing facilities under two separate operating leases expiring in May 1997 and September 2000, requiring monthly payments of approximately $4,000 and $11,000, respectively. The Company also leases certain equipment under capital leases.
 Annual future minimum lease payments are as follows:

                                     Capital   Operating
                                     Leases     Leases
                                     -------   ---------
                                       (In thousands)
 Years ending July 31:
  1997                                  $64     $  749
  1998                                    4        322
  1999                                    -        163
  2000                                    -        157
  2001 and thereafter                     -         26
                                     ------     ------
 Total minimum lease payments            68     $1,417
                                                ======
 Less amount representing interest        -
                                     ------
 Present value of lease payments        $68
                                     ======

   Total rent expense was $725,000, $530,000 and $399,000 for the fiscal years ended July 31, 1996, 1995 and 1994, respectively.

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Commitments and Contingencies (continued)

Litigation
   The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $175,000 allowance for product liability losses at July 31, 1996 ($282,000 at July 31, 1995). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.
  The Company entered into and settled litigation arising from two patent infringement suits brought against the Company. A settlement was reached in September 1993 which included royalties to be paid for a ten-year period ending September 2003 at a rate of 2% of net sales of certain products subject to certain limitations which could aggregate $50,000 per year.

Employment Agreements
  The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment aggregating $652,000 in base compensation during the fiscal year ended July 31, 1997, and $150,000, $150,000 and $122,000 during fiscal years 1998, 1999 and
2000, respectively.
  In connection with the acquisition of the assets of Plunkett Snowboards, Inc. described in Note 12, the Company entered into agreements which provide for bonus, royalties, establishment of a phantom earnings plan (the Plan) and a put option which allows the holder to sell the rights under the Plan to the Company after five years. The Company will record compensation expense pursuant to the terms of these agreements, the phantom earnings plan and the put option.

7. Pension Plan

   The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is generally to contribute annually the minimum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at July 31, 1996 and 1995:


                                                             1996       1995
                                                            -------    -------
                                                              (In thousands)
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including
  vested benefits of $2,270 and $2,219 at
  July 31, 1996 and 1995, respectively                      $(2,308)   $(2,252)
                                                            -------    -------
 Projected benefit obligation for service rendered to
  date                                                       (3,080)    (2,750)
 Plan assets at fair market value, primarily listed
  U.S. stocks and U.S. bonds                                  3,590      3,520
                                                            -------    -------
 Plan assets in excess of projected benefit obligation          510        770
 Unrecognized net gains from past experience different
  from that assumed and effects of changes in assumptions      (218)      (496)
 Prior service cost not yet recognized in net periodic
  pension cost                                                 (424)      (441)
 Unrecognized net obligation as of July 31, 1989 to be
  recognized over approximately 19 years                        346        377
                                                            -------    -------
Prepaid pension costs included in other assets              $   214    $   210
                                                            =======    =======

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Pension Plan (continued)

   Net pension cost for the fiscal years ended July 31, 1996, 1995 and 1994 included the following components:

                                                      1996    1995    1994
                                                     -----   -----   -----
                                                         (In thousands)
 Service cost - benefits earned during the period    $ 233   $ 169   $ 186
 Interest cost on projected benefit obligations        209     206     190
 Actual return on plan assets                         (325)   (885)    (75)
 Net amortization and deferral                          39     723       8
                                                     -----   -----   -----
 Net periodic pension cost                           $ 156   $ 213   $ 309
                                                     =====   =====   =====

   The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8 percent and 5 percent, respectively, in 1996 and 1995. The expected long-term rate of return on assets and the increase in cost of living assumption used in computing the periodic pension cost was 8 percent and 3 percent, respectively, for 1996, 1995 and 1994.

8. Income Taxes

   The provision for income taxes for the fiscal years ended July 31, 1996, 1995 and 1994 is as follows:

                                        1996     1995     1994
                                       ------   ------   ------
                                            (In thousands)
 Current provision:
  Federal                               $(442)  $3,470   $3,776
  State                                    22      971    1,046
                                       ------   ------   ------
 Total current provision                 (420)   4,441    4,822

 Deferred provision:
  Federal                                 510     (155)    (111)
  State                                    26      (14)    (119)
                                       ------   ------   ------
 Total deferred provision                 536     (169)    (230)
                                       ------   ------   ------
                                       $  116   $4,272   $4,592
                                       ======   ======   ======

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Income Taxes (continued)

   The deferred income tax asset consists of the tax effect of timing differences related to the following components:


                                                  1996       1995
                                                 -----------------
                                                   (In thousands)
   Deferred tax assets:
    Warranty allowances                          $  284     $  394
    Allowances for losses on receivables            242        398
    Inventory valuation allowances                  319        353
    State taxes                                       -        353
    Sales return allowances                         153        142
    Product liability                                76        123
    Other                                           280        139
                                                 ------     ------
   Total deferred tax assets                      1,354      1,902

   Deferred tax liabilities:
    Pension contributions                           (36)      (102)
    Unremitted earnings of Oketa                   (298)      (237)
    State taxes                                     (55)         -
    Prepaid insurance                              (213)      (187)
    Other                                             -        (88)
                                                 ------     ------
   Total deferred tax liabilities                  (602)      (614)
                                                 ------     ------
   Net deferred tax assets                       $  752     $1,288
                                                 ======     ======

   A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:


                                              1996   1995   1994
                                              ----   ----   ----
   Statutory federal income tax rate            35%    35%    35%
   State taxes, net of federal tax benefit       6      6      6
   Tax exempt interest income                  (30)    (3)     -
   Other non-deductible expenses                 6      -      -
                                              ----   ----   ----
                                                17%    38%    41%
                                              ====   ====   ====

   Pretax income earned by Oketa amounted to $1,393,000, $1,736,000 and $1,500,000 in fiscal 1996, 1995 and 1994, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

                                VARIFLEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.  Stock Option Plans

    In April 1993, the Company established a non-qualified stock option plan (the Plan) to grant stock options to one of its officers. Under the Plan, stock options will be granted each April through April 1997, and each grant will vest cumulatively at 20% per year over five years. The options are exercisable over ten years at an exercise price of $0.0004 per share. The number of shares granted at each grant date will have an aggregate fair market value of $20,000 as of such grant date. In April 1996, 1995, 1994 and 1993, the Company granted options to purchase 2,424, 1,250, 1,290 and 10,842 shares, respectively, of the Company's common stock under the Plan. The Company has recorded compensation expense related to these options.

    On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock will be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Option Plan is 200,000. No options have been granted under this plan as of July 31, 1996.

    The Company also has established various other incentive stock option plans under which, upon the completion of the initial public offering, it granted to certain officers options to purchase an aggregate of 280,000 shares of common stock at an exercise price equal to the fair market value at the date of grant of $15.50 per share.

10. Stockholders' Equity

    In March 1994, the Board approved "reincorporation" in Delaware. In this connection, the Board approved the formation of the new wholly owned Delaware entity and its capitalization at 45 million shares of which 5 million shares are $.001 par value preferred stock and 40 million shares are $.001 par value common stock. The preferred stock may be issued in one or more series with rights and preferences of each series determined by the Board to the extent permitted by its certificate of incorporation and applicable law. The "reincorporation" was effected through the statutory merger of the Company into the Delaware entity wherein the stockholders of the Company received 2.47 shares of stock in the Delaware entity for each share previously held. All share and per share data has been adjusted retroactively to reflect the statutory merger.

    On June 17, 1994, the Company completed an initial public offering of 1,500,000 shares of the Company's unissued Common Stock and 500,000 shares of its outstanding common stock being offered by certain selling stockholders at $15.50 per share.

11. Quarterly Operating Data (Unaudited)

    The following is a summary of unaudited quarterly results of operations:


                                                        Quarter
                                          ----------------------------------
                                           First   Second    Third    Fourth
                                          -------  -------  -------  -------
                                         (In thousands, except per share data)
Year ended July 31, 1996:
 Net sales                                $23,525  $14,283  $21,707  $12,865
 Gross profit                               4,903    2,669    4,297      469
 Net income (loss)                            937      109      707   (1,189)
                                          -------  -------  -------  -------
 Net income (loss) per share              $   .16  $   .02  $   .12  $  (.20)
                                          =======  =======  =======  =======

Year ended July 31, 1995:
 Net sales                                $31,828  $26,159  $23,823  $18,507
 Gross profit                               8,309    6,087    5,549    3,831
 Net income                                 2,786    2,167    1,422      546
                                          -------  -------  -------  -------
 Net income per share                     $    46  $    36  $    24  $   .09
                                          =======  =======  =======  =======

12. Acquisition

    In April 1995, the Company formed a new wholly owned subsidiary, Static Snowboards, Inc., for the purpose of acquiring the assets of Plunkett Snowboards, Inc., an existing snowboard manufacturer. The acquisition was completed May 26, 1995, in exchange for $100,000 in cash and 25,397 shares of Variflex, Inc. common stock which had a market value of $302,000. The Company recorded the acquisition using the purchase method of accounting and substantially all of the purchase price was recorded by the Company as goodwill, to be amortized over 15 years.

                                VARIFLEX, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        Three years ended July 31, 1996

                                                                         Additions
                                                           Balance at     Charged     Write-offs    Balance
                                                            Beginning        to       Charged to    at End
                                                            of Period     Expense     Allowance    of Period
                                                            ---------     -------     ---------    ---------
Year ended July 31, 1996:
 Reserves and allowances deducted from asset accounts:
  Allowance for uncollectible accounts                     $  911,000   $         -    $356,000   $  555,000

Year ended July 31, 1995:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts                       $1,074,000      $ 31,000    $194,000   $  911,000

Year ended July 31, 1994:
 Reserves and allowances deducted from asset accounts:
  Allowance for uncollectible accounts                     $  827,000      $249,000    $  2,000   $1,074,000


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Not applicable.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.
  Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 1996 in connection with the Company's 1996 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.
  The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

  The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
    Independent Auditors' Report on Consolidated Financial Statements and
     Schedule
    Consolidated Balance Sheets as of July 31, 1996 and 1995
    Consolidated Statements of Income for the years ended July 31, 1996, 1995 and 1994
    Consolidated Statements of Stockholders' Equity for the years ended July 31, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the years ended July 31, 1996,
     1995 and 1994
    Notes to Consolidated Financial Statements

Financial Statement Schedules
 The following schedules are included in Part II, Item 8 of this Annual Report on Form 10-K:
    Schedule II.            Valuation and Qualifying Accounts

    Schedules I and III through V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

Reports on Form 8-K
 The Company filed no reports on Form 8-K during the quarter ended July 31, 1996.



Exhibits
Exhibit No.                                      Description           Note No.
  3.1   Certificate of Incorporation of the Company                                                                              (1)

  3.2   By-laws of the Company                                                                                                   (1)

 *4.1   Non-Qualified Stock Option Plan (for Warren Marr) dated April 16, 1994                                                   (1)

 *4.2   1994 Raymond H. Losi II Incentive Stock Option Plan dated April 1, 1994                                                  (1)

 *4.3   1994 Warren Marr Incentive Stock Option Plan dated April 1, 1994                                                         (1)

 *4.4   1994 Rocco Attolico Incentive Stock Option Plan dated April 1, 1994                                                      (1)

 *4.5   1994 Paula Montez Incentive Stock Option Plan dated April 1, 1994                                                        (1)

 *4.6   1994 William Bradley Ogden Incentive Stock Option Plan dated April 1, 1994                                               (1)

 *4.7   1994 Charlotte Bright Incentive Stock Option Plan dated April 1, 1994                                                    (1)

 *4.8   1994 Variflex Stock Plan dated April 1, 1994                                                                             (1)

 10.1   Loan and Security Agreement between Variflex, Inc. and Heller Financial, Inc. dated February 24, 1993                    (1)

 10.2   Lease for property located at 5152 North Commerce Avenue, Moorpark, California, dated June 8, 1993                       (1)

*10.3   Employment agreement dated April 1, 1994 with Raymond H. Losi                                                            (1)

*10.4   Employment agreement dated April 1, 1994 with Raymond H. Losi II                                                         (1)

*10.5   Employment agreement dated April 1, 1994 with Warren Marr                                                                (1)

*10.6   Employment agreement dated April 1, 1994 with Rocco Attolico                                                             (1)

*10.7   Employment agreement dated April 1, 1994 with William Bradley Ogden                                                      (1)

*10.8   Employment agreement dated April 1, 1994 with Paula Montez                                                               (1)

*10.9   Consulting agreement dated May 16, 1994 with Gerald Boyce                                                                (1)

*10.10  Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                                       (1)

*10.11  Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                                    (1)

*10.12  Indemnification agreement dated April 1, 1994 with Barbara Losi                                                          (1)

*10.13  Indemnification agreement dated April 1, 1994 with Gerald I. Boyce                                                       (1)

*10.14  Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                                      (1)

*10.15  Indemnification agreement dated April 1, 1994 with Marvin G. Murphy                                                      (1)

*10.16  Variflex, Inc. Defined Benefit Pension Plan as amended August 6, 1993                                                    (1)

 10.17  Amended Promissory Note dated August 1, 1993 in the amount of $91,500 payable to Eileen Losi                             (1)

 10.18  Amended Promissory Note dated August 1, 1993 in the amount of $100,000 payable to Barbara Losi                           (1)

 10.19  Amended Promissory Note dated August 1, 1993 in the amount of $22,480 payable to Raymond H. Losi                         (1)

 10.20  Amended Promissory Note dated August 1, 1993 in the amount of $145,000 payable to Raymond H. Losi and Barbara Losi       (1)

 10.21  Promissory Note dated August 1, 1992 in the amount of $125,000 payable to the Losi, Alpern & Ross Pension Plan           (1)

 10.22  License Agreement with Rollerblade, Inc. dated September 1, 1993                                                         (1)

 10.23  Waiver, Consent and First Amendment to Loan and Security Agreement between the Company and Heller Financial, Inc.
        dated March 30, 1994                                                                                                     (1)

 10.24  Second Waiver, Consent and Amendment to Loan and Security Agreement between the Company and Heller Financial, Inc.
        dated May 26, 1994                                                                                                       (1)

 10.26  Asset Purchase Agreement dated May 19, 1995, by and between Plunkett Snowboards, Inc., Plunkett and Bert Kronfeld,
        Static Snowboards, Inc. and Variflex, Inc.                                                                               (2)

 10.27  Credit Agreement dated February 1, 1995, between First Interstate Bank of California and Variflex, Inc.                  (2)

 21.1   Subsidiaries of the registrant                                                                                           (2)

 27.1   Financial Data Schedule
---------------

(1) Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1996.
 *  Management contract, compensatory plan or arrangement.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                VARIFLEX, INC.

October 30, 1996                         By  /s/ RAYMOND H. LOSI II
                                             ------------------------------
                                                 Raymond H. Losi II
                                                 President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


October 30, 1996               /s/   RAYMOND H. LOSI
                               -------------------------
                                     Raymond H. Losi
                                     Chairman of the Board

October 30, 1996               /s/  RAYMOND H. LOSI II
                               -------------------------
                                    Raymond H. Losi II
                                    President (Principal Executive Officer)
                                    Director

October 30, 1996               /s/  WILLIAM B. OGDEN
                               -------------------------
                                    William B. Ogden
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

October 30, 1996               /s/  BARBARA LOSI
                               -------------------------
                                    Barbara Losi
                                    Director

October 30, 1996               /s/  GERALD I. BOYCE
                               -------------------------
                                    Gerald I. Boyce
                                    Director

October 30, 1996               /s/  LOREN HILDEBRAND
                               -------------------------
                                    Loren Hildebrand
                                    Director

October 30, 1996               /s/  MARVIN G. MURPHY
                               ------------------------------
                                    Marvin G. Murphy
                                    Director