Form 10-Q
period 1996-10-31
VARIFLEX INC
filed 1996-12-13
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                    Commission File No.:
   October 31, 1996                                              0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                           95-3164466
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

                      ----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]       No  [_]


As of December 11, 1996, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX

                                                                 Page No.
                                                                 --------

Part I  -  Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets
              October 31, 1996 and July 31, 1996.................   3

              Consolidated Statements of Operations
              Three Months Ended October 31, 1996 and 1995.......   4

              Consolidated Statements of Cash Flows
              Three Months Ended October 31, 1996 and 1995.......   5

              Notes to Consolidated Financial Statements.........   6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations................   7


Part II  -  Other Information

    Item 6.  Exhibits and Reports on Form 8-K....................  11


                                    PART  I
                             FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                October 31,               July 31,
                                                                                   1996                     1996
                                                                                -----------              ---------
                                                                                (Unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                              $ 5,350                  $ 3,351
         Trade accounts receivable, less allowances of $493 and $555 as
             of October 31, 1996 and July 31, 1996, respectively                 11,092                   12,047
         Inventory (finished goods)                                              11,657                   11,368
         Inventory (raw materials and work-in-process)                            1,814                    1,964
         Deferred income taxes                                                      563                      752
         Prepaid expenses and other current assets                                2,325                    3,457
                                                                                -------                  -------
                           Total current assets                                  32,801                   32,939
     Property and equipment, net                                                  2,171                    2,432
     Long-term debt securities available for sale                                16,311                   13,261
     Other assets                                                                   829                      773
                                                                                -------                  -------
     Total assets                                                               $52,112                  $49,405
                                                                                =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Trade acceptances payable                                               $2,308                      $88
         Accounts payable                                                           647                      420
         Accrued warranty                                                           469                      650
         Accrued salaries and related liabilities                                   380                      251
         Accrued co-op advertising                                                3,200                    2,463
         Accrued returns and allowances                                             147                      350
         Other accrued expenses                                                     342                      303
         Current portion of capital leases                                           27                       27
                                                                                -------                  -------
                           Total current liabilities                              7,520                    4,552
     Capital leases                                                                  34                       41
     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                                  -                        -
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of October 31, 1996 and July 31, 1996                                    9                        9
         Additional paid-in capital                                              21,023                   21,023
         Retained earnings                                                       23,526                   23,780
                                                                                -------                  -------
     Total stockholders' equity                                                  44,558                   44,812
                                                                                -------                  -------
     Total liabilities and stockholders' equity                                 $52,112                  $49,405
                                                                                =======                  =======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              Three months ended
                                                                  October 31,
                                                              -------------------
                                                                1996       1995
                                                              -------     -------
Net sales                                                     $12,277     $23,525
Cost of goods sold                                             10,207      18,622
                                                              -------     -------
Gross profit                                                    2,070       4,903
                                                              -------     -------
Operating expenses:
       Selling and marketing                                    1,611       2,274
       General and administrative                               1,223       1,309
                                                              -------     -------
Total operating expenses                                        2,834       3,583
                                                              -------     -------
Income (loss) from operations                                    (764)      1,320
                                                              -------     -------
Other income (expense):
       Interest expense                                            (4)        (21)
       Interest income and other                                  248         182
                                                              -------     -------
Total other income (expense)                                      244         161
                                                              -------     -------
Income (loss) before income taxes                                (520)      1,481
(Benefit from) provision for income taxes                        (259)        544
                                                              -------     -------
Net income (loss)                                               ($261)       $937
                                                              =======     =======

Earnings (loss) per share of common stock:

Net income (loss) per share                                    ($0.04)      $0.16
                                                              =======     =======
Weighted average number of common shares
  outstanding, including common share equivalents               6,041       6,039
                                                              =======     =======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                          Three months ended
                                                                              October 31,
                                                                          -------------------
                                                                             1996      1995
                                                                          -------     -------
Operating activities
Net income (loss)                                                          $ (261)     $  937
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                             327         246
    Deferred income taxes                                                     189         358
    Changes in operating assets and liabilities:
        Trade accounts receivable                                             955      (8,141)
        Inventory                                                            (139)     (1,699)
        Prepaid expenses and other current assets                           1,132        (229)
        Trade acceptances payable                                           2,220       1,406
        Accounts payable                                                      227       1,483
        Other current liabilities                                             521       1,023
                                                                          -------     -------
Net cash provided by (used in) operating activities                         5,171      (4,616)
                                                                          -------     -------

Investing activities
Purchases of property and equipment                                           (38)       (891)
Purchases of available-for-sale securities                                 (3,071)     (4,189)
Net proceeds from sales of available-for-sale securities                        0       2,200
Other assets                                                                  (56)       (180)
                                                                          -------     -------
Net cash used in investing activities                                      (3,165)     (3,060)
                                                                          -------     -------

Financing activities
Net borrowings on revolving line of credit                                      -       1,425
Long-term obligations, net                                                     (7)        (10)
                                                                          -------     -------
Net cash provided by (used in) financing activities                            (7)      1,415
                                                                          -------     -------

Net increase (decrease) in cash                                             1,999      (6,261)
Cash at beginning of period                                                 3,351       6,617
                                                                          -------     -------
Cash at end of period                                                      $5,350        $356
                                                                          =======     =======

Cash paid during the period for:
   Interest                                                                    $4         $12
   Income taxes                                                                 -        $300

                            See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.

Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive; and, the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost. In addition, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


         RESULTS OF OPERATIONS
         ---------------------

         NET SALES.   Net sales for the first quarter of fiscal 1997 (the
         ---------
quarter ended October 31, 1996) totaled $12,277,000, representing a decrease of $11,248,000, or 48%, from net sales of $23,525,000 for the first quarter of fiscal 1996. This decrease was attributable to decreases in sales volume of the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet lines, primarily due to higher inventories of each of these product categories at the retail level compared to the same period of the prior year, which resulted in lower re-stock orders for the holiday season. The effect of the decreases in these three product categories was partially offset by increases in sales of skateboards and snowboards.

         With respect to in-line skates, gross sales for the first quarter of fiscal 1997 totaled $8,134,000, a decrease of $11,845,000, or 59%, compared to the first quarter of fiscal 1996, while unit volume decreased by approximately
460,000 units, or 52%.   As discussed above, the decrease in in-line skate sales
was primarily a result of higher inventory levels at retail, as well as to a decline in consumer demand for in-line skates in general compared to a year ago. The decrease in gross sales is greater than the decrease in unit sales due to price discounts and a shift in customer preference to lower priced models.

         Gross sales of athletic protective equipment totaled $624,000 during the first quarter of fiscal 1997, a decrease of $1,227,000, or 66%, compared to the first quarter of fiscal 1996, while unit volume decreased approximately 247,000, or 68%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of athletic protective equipment is attributable to the same factors discussed above. The decrease in gross sales was slightly less than the decrease in unit volume due to a greater proportion of sales of "triple-packs" and other multiple-unit packages in the first quarter of fiscal 1997 compared to the corresponding period of the prior year.

         Gross sales of bicycle and recreational safety helmets totaled $488,000 during the first quarter of fiscal 1997, a decrease of $709,000, or 59%, compared to the first quarter of fiscal 1996, while unit volume decreased by approximately 59,000 units, or 50%. These decreases are primarily due to higher inventories of these products at certain of the Company's major customers and excess supply of helmets in the marketplace in general. There also is substantially less legislation, compared with a year ago, toward mandatory helmet use by bicyclists. The year-over-year decrease in gross sales is greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the helmet market. The average price per unit for the Company's helmets was approximately $8.10 during the first quarter of fiscal 1997, compared to $10.01 during the first quarter of fiscal 1996. Competitive influences and high inventory levels continue to put downward pressure on retail and wholesale prices throughout the industry.

         Gross sales of skateboards totaled $2,604,000 during the first quarter of fiscal 1997, an increase of $1,720,000, or 195%, compared to the first quarter of fiscal 1996, while unit volume increased by approximately 124,000 units, or 184%. These increases are due to a recent surge in the popularity of and demand for skateboards and the ability of the Company to respond to that
demand and fill the pipelines for its customers.   The increase in gross sales
was greater than the increase in unit volume due to an increase in demand for higher quality componentry and also due to the Company's introduction of certain new, higher-priced skateboard models.

         Gross sales of snowboards, snowboard bindings and other snowboarding accessories during the first quarter of fiscal 1997 totaled $719,000, compared to $14,000 during the corresponding period of the prior year. The Company sold a total of approximately 4,000 snowboards and snowboard and bindings combination packages under the Static(TM) and Barfoot(TM) brands during the quarter ended October 31, 1996.

         The following table shows the Company's major product categories as a percentage of total gross sales:

                                                 Quarter Ended October 31,
                                                    1996          1995
                                                    ----          ----

         In-line skates                               64%         83%
         Athletic protective equipment                 5%          8%
         Bicycle and recreational safety helmets       4%          5%
         Skateboards                                  21%          4%
         Snowboards and accessories                    6%          -
         Other                                        (*)         (*)
                                                     ---         ---
                 Total                               100%        100%
                                                     ===         ===

----------------------------------
(*)  Less than one-half of one percent.

          Sales to the Company's four largest accounts represented approximately 57% of the Company's total sales during the first quarter of fiscal 1997, compared with 82% during the first quarter of fiscal 1996. First quarter shipments to each of these accounts were significantly lower than a year ago, primarily due to higher in-store inventories. The decrease in the percentage of total sales represented by the Company's four largest accounts, each of which is a national mass merchandiser, is also due in part to increased sales of the Barfoot(TM) and Static(TM) brands of products, including snowboards, which are marketed to the sporting goods and specialty markets.

          GROSS PROFIT.  Gross profit for the first quarter of fiscal 1997
          ------------
decreased by $2,833,000, or 58%, compared to the first quarter of fiscal 1996. The Company's gross profit margin as a percentage of net sales was 16.9% for the quarter ended October 31, 1996, compared to 20.8% for the quarter ended October 31, 1995. The decrease in gross margin is the result of several factors, including the impact of price discounts offered in connection with the close-out of certain models of in-line skates, as well as general downward pressure on sales prices, particularly with respect to in-line skates and bicycle safety helmets, in response to competitive pressures in the marketplace. The Company's gross margin of 16.9% for the quarter ended October 31, 1996 was comparable to 17.0% for the fiscal year ended July 31, 1996. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices and improve or sustain present gross profit margins.

          OPERATING EXPENSES.  The Company's operating expenses (consisting of
          ------------------
selling and marketing expenses and general and administrative expenses) for the first quarter of fiscal 1996 totaled $2,834,000, or 23% of net sales. Operating expenses for the first quarter of fiscal 1995 were $3,583,000, or 15% of net sales.

          Selling and marketing expenses decreased $663,000, or 29%, to $1,611,000 for the quarter ended October 31, 1996 compared to $2,274,000 for the quarter ended October 31, 1995. Selling and marketing expenses for the first quarter of fiscal 1997 thus amounted to 13.1% of net sales, compared to 9.7% during the first quarter of fiscal 1996. The decrease in selling and marketing expenses is primarily due to lower sales commissions and co-op advertising costs as a result of lower revenues. The increase as a percentage of net sales is due to certain categories of expenses not directly related to sales volume, such as salaries and wages and trade show and certain other promotional expenses, representing a higher percentage because of lower net sales.

          General and administrative expenses decreased by $86,000, or 7%, to $1,223,000 during the quarter ended October 31, 1996 compared to $1,309,000 during the quarter ended October 31, 1995. General and administrative expenses for the first quarter of fiscal 1997 thus amounted to 10.0% of net sales, compared to 5.6% during the first quarter of fiscal 1996. The decrease in general and administrative expenses is primarily due to decreases in legal and other professional fees and decreases in product development costs, since in the prior year the Company was incurring greater costs associated with the development and launch of the new Static(TM) brand of products. These and other decreases were offset in part by a $160,000 write-off of accounts receivable taken as a result of the September 1996 bankruptcy filing by Best Products.

          OTHER INCOME (EXPENSE).  Other income for the first quarter of
          ----------------------
fiscal 1997 was $244,000, compared to $161,000 during the first quarter of fiscal 1996. This increase is primarily due to an increase in interest income resulting from increased balances of marketable security investments compared to the prior year.

          PROVISION FOR INCOME TAXES.  The Company's benefit from income taxes
          --------------------------
was ($259,000), representing (49.8%) of income before income taxes, for the first quarter of fiscal 1997, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the quarter, compared to $544,000, or 36.7% of income before income taxes, for the first quarter of fiscal 1996. The effective income tax rate differs from the federal statutory rate due to certain tax exempt interest income included in the pre-tax loss.

          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

          The Company has a credit agreement with a major bank providing a $20 million revolving line of credit, with separate sublimits of $12 million each for the issuance of commercial letters of credit and actual borrowings. The agreement, which expires February 1, 1997, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain Libor-based interest options. The amount the Company may borrow is limited by the level of its eligible accounts receivable and inventory and the Company must satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of October 31, 1996, and no balance outstanding as well as of July 31, 1996.

          The Company had cash of $5,350,000 on hand as of October 31, 1996, compared to $3,351,000 as of July 31, 1996. Total cash and marketable securities available for sale totaled $21,661,000 as of October 31, 1996, compared to $16,612,000 as of July 31, 1996. Net working capital as of October 31, 1996 was $25,281,000, compared to $28,387,000 as of July 31, 1996, and the
Company's current ratio was 4.4:1 as of October 31, 1996, compared to 7.2:1 as of July 31, 1996. The decreases in working capital and current ratio are in part due to cash used for additional long-term marketable security investments, as well as due to increases in trade acceptances payable, which fluctuates significantly with the timing of payments and collections, and an increase in accrued advertising expenses for co-op advertising and other promotional programs with certain major customers. As of October 31, 1995, the Company's net working capital and current ratio were $29,135,000 and 3.4:1, respectively.

          The Company had long-term debt of $34,000 as of October 31, 1996, compared to $41,000 as of July 31, 1996. These balances represent the long-term portion of capital leases for vehicles and equipment. The Company had net stockholders' equity of $44,558,000 as of October 31, 1996, compared to $44,812,000 as of July 31, 1996, with the decrease due to operating results during the quarter.

                                    PART II
                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits.
                   ---------

                   Exhibit 27 Financial Data Schedule.


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

                          VARIFLEX, INC.



December 12, 1995         /s/  Raymond H. Losi II
                          ----------------------------------------------------
                               Raymond H. Losi II
                               President (Principal Executive Officer)



December 12, 1995         /s/  William B. Ogden
                          ----------------------------------------------------
                               William B. Ogden
                               Chief Financial Officer (Principal Financial
                                  and Accounting Officer)