Form 10-Q
period 1997-01-31
VARIFLEX INC
filed 1997-03-14
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended:                            Commission File No.:
    January 31, 1997                                     0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                         95-3164466
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                               Number)


                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (805) 523-0322





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of March 12, 1997, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                      INDEX


                                                                        Page No.
                                                                        --------
Part I - Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           January 31, 1997 and July 31, 1996 ................................3

           Consolidated Statements of Operations
           Three Month and Six Month Periods Ended January 31, 1997 and 1996..4

           Consolidated Statements of Cash Flows
           Six Months Ended January 31, 1997 and 1996 ........................5


           Notes to Consolidated Financial Statements ........................6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...............................7


Part II -  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders ..............11

  Item 6.  Exhibits and Reports on Form 8-K .................................11

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                                 VARIFLEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         January 31,    July 31,
                                                                             1997         1996
                                                                         ----------   ----------
                                                                         (Unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                         $ 6,390      $ 3,351
         Trade accounts receivable, less allowances of $510 and
             $555 as of January 31, 1997 and July 31, 1996, respectively    11,131       12,047
         Inventory (finished goods)                                          7,337       11,368
         Inventory (raw materials and work-in-process)                       1,700        1,964
         Deferred income taxes                                                 646          752
         Prepaid expenses and other current assets                           2,362        3,457
                                                                           -------      -------
                             Total current assets                           29,566       32,939
     Property and equipment, net                                             2,359        2,432
     Long-term debt securities available for sale                           16,786       13,261
     Other assets                                                              761          773
                                                                           -------      -------
     Total assets                                                          $49,472      $49,405
                                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Trade acceptances payable                                         $   155      $    88
         Accounts payable                                                      176          420
         Accrued warranty                                                      733          650
         Accrued salaries and related liabilities                              324          251
         Accrued co-op advertising                                           3,217        2,463
         Accrued returns and allowances                                        216          350
         Other accrued expenses                                                383          303
         Current portion of capital leases                                      27           27
                                                                           -------      -------
                             Total current liabilities                       5,231        4,552
     Capital leases                                                             28           41
     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                            --           --
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of January 31, 1997 and July 31, 1996                               9            9
         Additional paid-in capital                                         21,023       21,023
         Retained earnings                                                  23,181       23,780
                                                                           -------      -------
     Total stockholders' equity                                             44,213       44,812
                                                                           -------      -------
     Total liabilities and stockholders' equity                            $49,472      $49,405
                                                                           =======      =======

                             See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Six months ended       Three months ended
                                                             January 31,              January 31,
                                                         -------------------     -------------------
                                                         1997         1996        1997         1996
                                                         ------     ------       ------       ------

Net sales                                                $ 26,121    $ 37,807    $ 13,844    $ 14,283
Cost of goods sold                                         21,812      30,235      11,605      11,614
                                                         --------    --------    --------    --------
Gross profit                                                4,309       7,572       2,239       2,669
                                                         --------    --------    --------    --------
Operating expenses:
       Selling and marketing                                3,327       3,749       1,716       1,459
       General and administrative                           2,438       2,514       1,215       1,220
                                                         --------    --------    --------    --------
Total operating expenses                                    5,765       6,263       2,931       2,679
                                                         --------    --------    --------    --------
Income (loss) from operations                              (1,456)      1,309        (692)        (10)
                                                         --------    --------    --------    --------
Other income (expense):
       Interest expense                                       (23)        (90)        (19)        (69)
       Interest income and other                              446         365         198         182
                                                         --------    --------    --------    --------
Total other income (expense)                                  423         275         179         113
                                                         --------    --------    --------    --------
Income (loss) before income taxes                          (1,033)      1,584        (513)        103
(Benefit from) provision for income taxes                    (503)        538        (244)         (6)
                                                         --------    --------    --------    --------
Net income (loss)                                           ($530)   $  1,046       ($269)   $    109
                                                         ========    ========    ========    ========


Earnings (loss) per share of common stock:

Net income (loss) per share                                ($0.09)   $   0.17      ($0.04)   $   0.02
                                                         ========    ========    ========    ========

Weighted average number of common shares
  outstanding, including common share equivalents           6,041       6,039       6,041       6,039
                                                         ========    ========    ========    ========

                            See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Six months ended
                                                                       January 31,
                                                                    1997       1996
                                                                  -------    -------
OPERATING ACTIVITIES
Net income (loss)                                                   ($530)   $ 1,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                     723        698
    Deferred income taxes                                             106       (216)
    Changes in operating assets and liabilities:
        Trade accounts receivable                                     916      4,353
        Inventory                                                   4,295     (3,626)
        Prepaid expenses and other current assets                   1,095       (892)
        Trade acceptances payable                                      67        435
        Accounts payable                                             (244)      (516)
        Other current liabilities                                     856     (2,084)
                                                                  -------    -------
Net cash provided by (used in) operating activities                 7,284       (802)
                                                                  -------    -------

INVESTING ACTIVITIES
Purchases of property and equipment                                  (552)    (1,511)
Purchases of available-for-sale securities                         (3,692)    (4,189)
Net proceeds from sales of available-for-sale securities               --      2,200
Other assets                                                           12        213
                                                                  -------    -------
Net cash used in investing activities                              (4,232)    (3,287)
                                                                  -------    -------

FINANCING ACTIVITIES
Long-term obligations, net                                            (13)       (19)
                                                                  -------    -------
Net cash used in financing activities                                 (13)       (19)
                                                                  -------    -------

Net increase (decrease) in cash                                     3,039     (4,108)
Cash at beginning of period                                         3,351      6,617
                                                                  -------    -------
Cash at end of period                                             $ 6,390    $ 2,509
                                                                  =======    =======


Cash paid during the period for:
   Interest                                                       $    23    $    71
   Income taxes                                                        --    $ 1,545



                             See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

         RESULTS OF OPERATIONS
         ---------------------

         NET SALES. Net sales for the second quarter of fiscal 1997 (the quarter
         ---------
ended January 31, 1997) totaled $13,844,000, representing a decrease of $439,000, or 3%, from net sales of $14,283,000 for the second quarter of fiscal 1996. As discussed in further detail below, this decrease was primarily due to the net result of increases in revenues from the Company's in-line skate, skateboard and snowboard lines and decreases in sales of athletic protective equipment and bicycle and recreational safety helmets.

         With respect to in-line skates, gross sales for the second quarter of fiscal 1997 totaled $10,355,000, an increase of $622,000, or 6%, compared to the second quarter of fiscal 1996, while unit volume increased by approximately 90,000 units, or 19%. The increase in revenue is primarily due to an aggressive post-holiday campaign to close-out old skate models and reduce the associated inventory carrying costs. Likewise, the increase in gross sales is less than the increase in unit sales due to such close-outs and other price discounts and a general shift in the mix of sales toward lower priced models.

         Gross sales of athletic protective equipment totaled $876,000 during the second quarter of fiscal 1997, a decrease of $944,000, or 52%, compared to the second quarter of fiscal 1996, while unit volume decreased approximately 153,000, or 48%. These decreases are primarily due to some exceptionally large orders shipped to a particular customer during the second quarter of fiscal 1996 in support of an advertising program that the customer did not elect to repeat this year. The decrease in gross sales was greater than the decrease in unit volume due to a lesser proportion of sales of "triple-packs" and other multiple unit packages in the second quarter of fiscal 1997 compared to the corresponding period of the prior year. Revenues from athletic protective equipment increased during this quarter compared to gross sales of $624,000 for the three months ended October 31, 1996, the first quarter of fiscal 1997.

         Gross sales of bicycle and recreational safety helmets totaled $657,000 during the second quarter of fiscal 1997, a decrease of $379,000, or 37%, compared to the second quarter of fiscal 1996, while unit volume decreased by approximately 46,000 units, or 33%. These decreases are primarily due to higher inventories of these products at certain of the Company's major customers and excess supply of helmets in the marketplace in general. The year-over-year decrease in gross sales is greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the helmet market. Competitive influences and high inventory levels continue to put downward pressure on retail and wholesale prices throughout the industry.

         Gross sales of skateboards totaled $2,257,000 during the second quarter of fiscal 1997, an increase of $510,000, or 29%, compared to the second quarter of fiscal 1996, while unit volume increased by approximately 16,000 units, or 13%. These increases are due to a recent surge in the popularity of and demand for skateboards and the ability of the Company to respond to that demand and fill the pipelines for its customers. These increases also are due in part to the Company's introduction of the Skoot Skate(TM), a skateboard with a handle for young beginners. Overall, the increase in gross sales was greater than the increase in unit volume due to an increase in demand for higher quality componentry and a general shift in the mix of sales toward higher-priced skateboard models.

         Gross sales of snowboards, snowboard bindings and other snowboarding accessories during the second quarter of fiscal 1997 totaled $557,000. The Company sold a total of approximately 4,000 snowboards and snowboard and bindings combination packages under the Static(TM) and Barfoot(TM) brands during the quarter ended January 31, 1997.

         For the six months ended January 31, 1997, net sales totaled $26,121,000, representing a decrease of $11,686,000, or 31%, compared to the corresponding period of the prior year. Total gross sales dollars in the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet categories decreased approximately 38%, 59% and 49%, respectively, while gross sales of skateboards increased approximately 85%. Gross sales of snowboards, snowboard bindings and other snowboarding accessories during the six months ended January 31, 1997 contributed $1,276,000 in revenues.

         The following table shows the Company's major product categories as a percentage of total gross sales:

                                                 Quarter Ended January 31, Six Months Ended January 31,
                                                   1997        1996            1997        1996
                                                   ----        ----            ----        ----
In-line skates                                     70%          67%             67%         77%
Athletic protective equipment                       6%          13%              6%         10%
Bicycle and recreational safety helmets             5%           7%              4%          6%
Skateboards                                        15%          12%             18%          7%
Snowboards and accessories                          4%           1%              5%         (*)
Other                                              (*)          (*)             (*)         (*)
                                                   ---          ---             ---         ---

     Total                                        100%         100%            100%        100%
                                                  ===          ===             ===         ===

         (*)  Less than one-half of one percent

         Sales to the Company's four largest accounts represented approximately 72% of the Company's total sales during the second quarter of fiscal 1997, compared with 62% during the second quarter of fiscal 1996.

         GROSS PROFIT. Gross profit for the second quarter of fiscal 1997
         ------------
decreased by $430,000, or 16%, compared to the second quarter of fiscal 1996. The Company's gross profit margin as a percentage of net sales was 16.2% for the quarter ended January 31, 1997, compared to 18.7% for the quarter ended January 31, 1996, and was 16.5% for the six months ended January 31, 1997, compared to 20.0% for the six months ended January 31, 1996. The decrease in gross margin is the result of several factors, particularly the impact of price discounts offered in connection with the close-out of certain models of in-line skates, as well as general downward pressure on sales prices in the in-line skate and bicycle safety helmet categories in response to competitive pressures in the marketplace. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices and improve or sustain present gross profit margins.

         OPERATING EXPENSES. The Company's operating expenses (consisting of
         ------------------
selling and marketing expenses and general and administrative expenses) for the second quarter of fiscal 1997 totaled $2,931,000, or 21.2% of net sales, compared to $2,679,000, or 18.8% of net sales, for the second quarter of fiscal 1996. For the six months ended January 31, 1997, operating expenses totaled $5,765,000, or 22.1% of net sales, compared to $6,263,000, or 16.6% of net sales, for the six months ended January 31, 1996.

         Selling and marketing expenses increased $257,000, or 18%, to $1,716,000 for the second quarter of fiscal 1997, compared to $1,459,000 for the second quarter of fiscal 1996. Thus, selling and marketing expenses represented 12.4% of net sales during the second quarter of fiscal 1997, compared to 10.2% in the same quarter of the prior year. For the six months ended January 31, 1997, selling and marketing expenses amounted to 12.7% of net sales, compared to 9.9% for the six months ended January 31, 1996. These increases are primarily due to increased co-op advertising expenses, including certain advertising programs of fixed amounts that are not tied to sales volume.

         General and administrative expenses decreased $5,000, or 0.4%, to $1,215,000 for the second quarter of fiscal 1997, compared to $1,220,000 for the second quarter of fiscal 1996. Thus, general and administrative expenses represented 8.8% of net sales during the second quarter of fiscal 1997, compared to 8.5% in the same quarter of the prior year. For the six months ended January 31, 1997, general and administrative expenses amounted to $2,438,000, or 9.3% of net sales, a decrease of $76,000, or 3%, compared to $2,514,000, or 6.6% of net sales, for the six months ended January 31, 1996.

         OTHER INCOME (EXPENSE). Other income for the second quarter of fiscal
         ----------------------
1997 was $179,000, compared to $113,000 during the second quarter of fiscal 1996. For the six months ended January 31, 1997, other income was $423,000, compared to $275,000 for the corresponding period of the prior year. These increases are primarily due to increases in interest income as a result of higher balances of cash and marketable security investments compared to the prior year, as well as decreases in interest expense as a result of less short-term borrowings by the company on its line of credit.

         (BENEFIT FROM) PROVISION FOR INCOME TAXES. For the second quarter of
         -----------------------------------------
fiscal 1997, the Company's benefit from income taxes was $(244,000), or (47.6%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the quarter, compared to $(6,000), or (5.8%) of income before income taxes, for the second quarter of fiscal 1996. For the six months ended January 31, 1997, the benefit from income taxes was (48.7%) of loss before income taxes, compared to 34.0% of income before income taxes for the comparable period of the prior year. The effective tax rate differs from the federal statutory rate primarily due to tax exempt interest income included in the pre-tax loss.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         On February 1, 1997, the Company entered into a new credit agreement with a major bank providing a $12 million revolving line of credit, with separate sublimits of $12 million for the issuance of commercial letters of credit and $2 million for actual borrowings. The agreement, which expires February 1, 1998, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain Libor-based interest options. The agreement requires that the Company satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. However, more recently the Company has borrowed against its line of credit less frequently due to the ability to finance operations internally from cash and marketable securities available for sale. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of January 31, 1997, and no balance outstanding as well as of July 31, 1996.

         The Company had cash of $6,390,000 on hand as of January 31, 1997, compared to $3,351,000 as of July 31, 1996. Cash and marketable securities available for sale totaled $23,176,000 as of January 31, 1997, compared to $16,612,000 as of July 31, 1996. Net working capital as of January 31, 1997 was $24,335,000, compared to $28,387,000 as of July 31, 1996, and the Company's current ratio was 5.7:1 as of January 31, 1997, compared to 7.2:1 as of July 31, 1996. The decreases in working capital and current ratio are primarily due to cash generated from operations, particularly via collection of receivables and decreases in inventory, that was invested in long-term marketable securities, and an increase in accrued advertising expenses for co-op advertising and other promotional programs with certain major customers.

         The Company had long-term debt of $28,000 as of January 31, 1997, compared to $41,000 as of July 31, 1996. These balances represent the long-term portion of capital leases for vehicles and equipment. The Company had net stockholders' equity of $44,213,000 as of January 31, 1997, compared to $44,812,000 as of July 31, 1996. This decrease is due primarily to operating results for the six months ended January 31, 1997, and fluctuations in unrealized gains and losses on marketable securities investments.

         Capital expenditures for the six months ended January 31, 1997 totaled $552,000, compared to $1,511,000 for the same period of the prior year. The decrease is primarily due to equipment purchases that were made in the prior year in connection with the construction of the Company's new snowboard manufacturing facility.

                                     PART II
                                OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on December 6, 1996, the following matters were voted on and approved:

         1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Gerald I. Boyce, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond (Jay) H. Losi II, Barbara Losi and Marvin G. Murphy. A total of 5,923,727 shares voted, representing 98.3% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                            Votes                    Votes
                               For      Pct.        Against         Pct.

Gerald I. Boyce          5,781,876      97.6%        141,851         2.4%
Loren Hildebrand         5,782,876      97.6%        140,851         2.4%
Barbara Losi             5,782,876      97.6%        140,851         2.4%
Raymond H. Losi          5,782,876      97.6%        140,851         2.4%
Raymond H. Losi          5,781,876      97.6%        141,851         2.4%
Marvin G. Murphy         5,782,876      97.6%        140,851         2.4%

         2. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 1997 was ratified. 5,878,794 shares of common stock, or 99.2% of the shares voting, voted in favor of the proposal. 22,016 shares voted against and 22,917 shares abstained.


Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits.
                ---------
                Exhibit 27 Financial Data Schedule


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

                                            VARIFLEX, INC.




March 13, 1997              /s/  Raymond H. Losi II
                    -----------------------------------------
                                  Raymond H. Losi II
                                  President (Principal Executive Officer)



March 13, 1997              /s/  William B. Ogden
                    -----------------------------------------
                                  William B. Ogden
                                  Chief Financial Officer (Principal Financial
                                     and Accounting Officer)