Form 10-Q
period 1997-04-30
VARIFLEX INC
filed 1997-06-13
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended:                                  Commission File No.:
   April 30, 1997                                             0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

        Delaware                                            95-3164466
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

         -------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

As of June 11, 1997, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX


                                                                              Page No.
Part I  -  Financial Information

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           April 30, 1997 and July 31, 1996 .................................   3

           Consolidated Statements of Operations
           Three Month and Nine Month Periods Ended April 30, 1997 and 1996..   4

           Consolidated Statements of Cash Flows
           Nine Months Ended April 30, 1997 and 1996 ........................   5

           Notes to Consolidated Financial Statements .......................   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  .............................   7


Part II  - Other Information

  Item 6.  Exhibits and Reports on Form 8-K  ................................  11


                                    PART I
                             FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       April 30,  July 31,
                                                                         1997       1996
                                                                      ---------- ----------
ASSETS                                                               (Unaudited)
     Current assets:

         Cash and cash equivalents                                       $ 1,059   $ 3,351
         Short-term debt securities available for sale                     1,699        --
         Trade accounts receivable, less allowances of $514 and
             $555 as of April 30, 1997 and July 31, 1996, respectively    15,367    12,047
         Inventory (finished goods)                                        7,447    11,368
         Inventory (raw materials and work-in-process)                     1,693     1,964
         Deferred income taxes                                               785       752
         Prepaid expenses and other current assets                         2,743     3,457
                                                                         -------   -------
                      Total current assets                                30,793    32,939
     Property and equipment, net                                           2,017     2,432
     Long-term debt securities available for sale                         15,012    13,261
     Other assets                                                            646       773
                                                                         -------   -------
     Total assets                                                        $48,468   $49,405
                                                                         =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Trade acceptances payable                                       $ 1,062   $    88
         Accounts payable                                                    222       420
         Accrued warranty                                                    784       650
         Accrued salaries and related liabilities                            354       251
         Accrued co-op advertising                                         1,733     2,463
         Accrued returns and allowances                                      216       350
         Other accrued expenses                                              275       303
         Current portion of capital leases                                    27        27
                                                                         -------   -------
                      Total current liabilities                            4,673     4,552
     Capital leases                                                           22        41
     Commitments and contingencies
     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                          --        --
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of April 30, 1997 and July 31, 1996                               9         9
         Additional paid-in capital                                       21,023    21,023
         Retained earnings                                                22,741    23,780
                                                                         -------   -------
     Total stockholders' equity                                           43,773    44,812
                                                                         -------   -------
     Total liabilities and stockholders' equity                          $48,468   $49,405
                                                                         =======   =======

                             See accompanying notes.

                                   VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                    Nine months ended       Three months ended
                                                         April 30,               April 30,
                                                    --------------------    --------------------
                                                      1997        1996        1997       1996
                                                    --------    --------    --------    --------
Net sales                                            $40,688     $59,514     $14,567     $21,707
Cost of goods sold                                    34,652      47,646      12,841      17,410
                                                    --------    --------    --------    --------
Gross profit                                           6,036      11,868       1,726       4,297
                                                    --------    --------    --------    --------
Operating expenses:
       Selling and marketing                           4,995       5,900       1,668       2,151
       General and administrative                      3,369       3,730         930       1,216
                                                    --------    --------    --------    --------
Total operating expenses                               8,364       9,630       2,598       3,367
                                                    --------    --------    --------    --------
Income (loss) from operations                         (2,328)      2,238        (872)        930
                                                    --------    --------    --------    --------
Other income (expense):
       Interest expense                                  (38)        (92)        (16)         (2)
       Interest income and other                         685         548         240         182
                                                    --------    --------    --------    --------
Total other income (expense)                             647         456         224         180
                                                    --------    --------    --------    --------
Income (loss) before provision for income taxes       (1,681)      2,694        (648)      1,110
(Benefit from) provision for income taxes               (772)        941        (268)        403
                                                    --------    --------    --------    --------
Net income (loss)                                    $  (909)    $ 1,753     $  (380)    $   707
                                                    ========    ========    ========    ========


Earnings (loss) per share of common stock:

Net income (loss) per share                          $ (0.15)    $  0.29     $ (0.06)    $  0.12
                                                    ========    ========    ========    ========

Weighted average number of common shares
  outstanding, including common share equivalents      6,041       6,039       6,041       6,039
                                                    ========    ========    ========    ========


                            See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Nine months ended
                                                                    April 30,
                                                                1997        1996
                                                              --------    --------
OPERATING ACTIVITIES
Net income (loss)                                              $  (909)   $  1,753
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                1,116       1,314
    Deferred income taxes                                          (33)        (28)
    Changes in operating assets and liabilities:
        Trade accounts receivable                               (3,320)       (661)
        Inventory                                                4,192      (2,034)
        Prepaid expenses and other current assets                  714        (804)
        Trade acceptances payable                                  974          43
        Accounts payable                                          (198)        509
        Other current liabilities                                 (655)     (1,474)
                                                              --------    --------
Net cash provided by (used in) operating activities              1,881      (1,382)
                                                              --------    --------

INVESTING ACTIVITIES
Purchases of property and equipment                               (559)     (2,274)
Purchases of available-for-sale securities                      (3,722)    (11,985)
Net proceeds from sales of available-for-sale securities            --      10,200
Other assets                                                       127         123
                                                              --------    --------
Net cash used in investing activities                           (4,154)     (3,936)
                                                              --------    --------

FINANCING ACTIVITIES
Long-term obligations, net                                         (19)        (49)
                                                              --------    --------
Net cash used in financing activities                              (19)        (49)
                                                              --------    --------

Net decrease in cash                                            (2,292)     (5,367)
Cash at beginning of period                                      3,351       6,617
                                                              --------    --------
Cash at end of period                                          $ 1,059    $  1,250
                                                              ========    ========


Cash paid during the period for:
   Interest                                                    $    39    $     83
   Income taxes                                                     --    $  1,545


                            See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1996.



NOTE 2.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is to be adopted on December 31, 1997, requiring a change in the method currently used to compute earnings per share and restatement of all prior periods. The impact of Statement No. 128 on the calculation of the Company's earnings per share, both primary and fully diluted, for the three and nine month periods ended April 30, 1997 and 1996, is not expected to be material.

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


Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

         RESULTS OF OPERATIONS
         ---------------------

         NET SALES. Net sales for the third quarter of fiscal 1997 (the quarter
         ---------
ended April 30, 1997) totaled $14,567,000, representing a decrease of $7,140,000, or 33%, from net sales for the third quarter of fiscal 1996. Decreases in sales volume and average selling prices with respect to the Company's in-line skate and skateboard categories were the principal factors leading to the decline in total net sales.

         With respect to in-line skates, gross sales for the third quarter of fiscal 1997 totaled $10,542,000, a decrease of $5,656,000, or 35%, compared to the third quarter of fiscal 1996, while unit volume decreased by approximately 161,000 units, or 21%. These decreases are primarily the result of excess inventory at the retail level and continuing downward pressure on prices due to competitive influences within the category. Also, during the quarter the Company continued an aggressive campaign to close-out certain skate models and reduce the associated inventory carrying costs. The average selling price (gross revenues divided by units sold) of the Company's in-line skates during the third quarter of fiscal 1997 was $17.56, compared to $21.28 for third quarter of the prior year, due to price discounts and other factors discussed above and a general shift in the mix of sales toward lower priced models.

         Gross sales of skateboards totaled $2,533,000 during the third quarter of fiscal 1997, a decrease of $852,000, or 25%, compared to the third quarter of fiscal 1996, while unit volume decreased by approximately 46,000 units, or 19%. During the corresponding quarter of the prior year, the resurgence in the popularity of and demand for skateboards was in its initial stages. Demand is slightly less at present when compared to a year ago as there is now more inventory available at retail and a greater proportion of the Company's shipments represent customer re-orders. The decrease in unit volume was less than the decrease in revenues due to a shift in the mix of the Company's sales toward lower priced skateboard models.

         Gross sales of athletic protective equipment totaled $676,000 during the third quarter of fiscal 1997, a decrease of $549,000, or 45%, compared to the third quarter of fiscal 1996, while unit volume decreased approximately 87,000, or 39%. The Company's protective equipment sales generally follow trends in the in-line skate category. As with in-line skates, these decreases in protective equipment sales are primarily the result of excess inventory at the retail level. The decrease in gross sales was greater than the decrease in unit volume due to a lesser proportion of sales of "triple-packs" and other multiple unit packages in the third quarter of fiscal 1997 compared to the corresponding period of the prior year.

         Gross sales of bicycle and recreational safety helmets totaled $805,000 during the third quarter of fiscal 1997, a decrease of $315,000, or 28%, compared to the third quarter of fiscal 1996, while unit volume decreased by approximately 38,000 units, or 24%. These decreases are primarily due to higher inventories of these products at certain of the Company's major customers and excess supply of helmets in the marketplace in general. The year-over-year decrease in gross sales is greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the helmet market. Competitive influences and high inventory levels continue to put downward pressure on retail and wholesale prices throughout the industry.

         Gross sales of snowboards, snowboard bindings and other snowboarding accessories during the third quarter of fiscal 1997 totaled $127,000. The Company manufactures and markets its snowboards and related products under the Static(TM) and Barfoot(TM) brands. The prime selling season for such products is typically the fall and winter.

         For the nine months ended April 30, 1997, net sales totaled $40,688,000, representing a decrease of $18,826,000, or 32%, compared to the corresponding period of the prior year. Total gross sales dollars in the Company's in-line skate, athletic protective equipment, and bicycle and recreational safety helmet categories decreased approximately 37%, 56% and 42%, respectively, while gross sales of skateboards increased approximately 23%. Gross sales of snowboards, snowboard bindings and other snowboarding accessories during the nine months ended April 30, 1997 contributed $1,402,000 in revenues.

         The following table shows the Company's major product categories as a percentage of total gross sales:

                                             Quarter Ended April 30,         Nine Months Ended April 30,
                                                  1997     1996                   1997      1996
                                                  ----     ----                   ----      ----
In-line skates                                     71%      74%                    69%       76%
Athletic protective equipment                       5%       6%                     5%        8%
Bicycle and recreational safety helmets             5%       5%                     5%        6%
Skateboards                                        17%      15%                    17%       10%
Snowboards and accessories                          1%      (*)                     3%       (*)
Other                                               1%      (*)                     1%       (*)
                                                  ----     ----                   ----      ----

     Total                                        100%     100%                   100%      100%
                                                  ====     ====                   ====      ====

(*)  Less than one-half of one percent

         Sales to the Company's four largest accounts represented approximately 78% of the Company's total sales during the third quarter of fiscal 1997, compared with 77% during the third quarter of fiscal 1996.

         GROSS PROFIT. The Company's gross margin as a percentage of net sales
         ------------
was 11.8% for the quarter ended April 30, 1997, compared to 19.8% for the quarter ended April 30, 1996, and was 14.8% for the nine months ended April 30, 1997, compared to 19.9% for the nine months ended January 31, 1996. The decrease in gross margin is the result of several factors, particularly the impact of price discounts offered in connection with the close-out of certain models of in-line skates, as well as general downward pressure on sales prices in the in-line skate and bicycle safety helmet categories in response to competitive pressures in the marketplace. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices and improve or sustain present gross profit margins.

         OPERATING EXPENSES. The Company's operating expenses (consisting of
         ------------------
selling and marketing expenses and general and administrative expenses) for the third quarter of fiscal 1997 totaled $2,598,000, or 17.8% of net sales, compared to $3,367,000, or 15.5% of net sales, for the third quarter of fiscal 1996. For the nine months ended April 30, 1997, operating expenses totaled $8,364,000, or 20.6% of net sales, compared to $9,630,000, or 16.2% of net sales, for the nine months ended April 30, 1996.

         Selling and marketing expenses decreased $483,000, or 22%, to $1,668,000 for the third quarter of fiscal 1997, compared to $2,151,000 for the third quarter of fiscal 1996. Thus, selling and marketing expenses represented 11.5% of net sales during the third quarter of fiscal 1997, compared to 9.9% in the same quarter of the prior year. For the nine months ended April 30, 1997, selling and marketing expenses amounted to 12.3% of net sales, compared to 9.9% for the nine months ended April 30, 1996. The decrease in selling and marketing expenses is primarily due to lower sales commissions and co-op advertising costs as a result of lower revenues. The increase as a percentage of net sales is due to certain categories of expenses not directly related to sales volume, such as salaries and wages and trade show and certain other promotional expenses, representing a higher percentage because of lower net sales.

         General and administrative expenses decreased $286,000, or 24%, to $930,000 for the third quarter of fiscal 1997, compared to $1,216,000 for the third quarter of fiscal 1996. Thus, general and administrative expenses represented 6.4% of net sales during the third quarter of fiscal 1997, compared to 5.6% in the same quarter of the prior year. For the nine months ended April 30, 1997, general and administrative expenses amounted to $3,369,000, or 8.3% of net sales, a decrease of $361,000, or 10%, compared to $3,730,000, or 6.3% of net sales, for the nine months ended April 30, 1996. The decrease in general and administrative expenses is primarily due to decreases in accruals for deferred compensation and decreases in legal fees and other professional expenses.

         OTHER INCOME (EXPENSE). Other income for the third quarter of fiscal
         ----------------------
1997 was $224,000, compared to $180,000 during the third quarter of fiscal 1996. For the nine months ended April 30, 1997, other income was $647,000, compared to $456,000 for the corresponding period of the prior year. These increases are primarily due to increases in interest income as a result of higher balances of cash and marketable security investments compared to the prior year.

         (BENEFIT FROM) PROVISION FOR INCOME TAXES. For the third quarter of
         -----------------------------------------
fiscal 1997, the Company's benefit from income taxes was $(268,000), or (41.4%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the quarter, compared to a provision for income taxes of $403,000, or 36.3% of income before income taxes, for the third quarter of fiscal 1996. For the nine months ended April 30, 1997, the benefit from income taxes was (45.9%) of loss before income taxes, compared to a provision for income taxes of 34.9% of income before income taxes for the comparable period of the prior year. The Company's effective tax rates differ from the federal statutory rate primarily due to tax exempt interest income included in pre-tax income or loss.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         On February 1, 1997, the Company entered into a new credit agreement with a major bank providing a $12 million revolving line of credit, with separate sublimits of $12 million for the issuance of commercial letters of credit and $2 million for actual borrowings. The agreement, which expires February 1, 1998, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain Libor-based interest options. The agreement requires that the Company satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. However, more recently the Company has borrowed against its line of credit less frequently due to the ability to finance operations internally from cash and marketable securities available for sale. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of April 30, 1997, and no balance outstanding as well as of July 31, 1996.

         The Company had cash of $1,059,000 on hand as of April 30, 1997, compared to $3,351,000 as of July 31, 1996. Cash and marketable securities available for sale totaled $17,770,000 as of April 30, 1997, compared to $16,612,000 as of July 31, 1996. Net working capital as of April 30, 1997 was $26,120,000, compared to $28,387,000 as of July 31, 1996, and the Company's current ratio was 6.6:1 as of April 30, 1997, compared to 7.2:1 as of July 31, 1996. The decreases in working capital and current ratio are primarily due to cash generated from operations, particularly via reductions in inventory, that was invested in long-term marketable securities.

         The Company had long-term debt of $22,000 as of April 30, 1997, compared to $41,000 as of July 31, 1996. These balances represent the long-term portion of capital leases for vehicles and equipment. The Company had net stockholders' equity of $43,773,000 as of April 30, 1997, compared to $44,812,000 as of July 31, 1996. This decrease is due primarily to operating results for the nine months ended April 30, 1997, and fluctuations in unrealized gains and losses on marketable securities investments.

         Capital expenditures for the nine months ended April 30, 1997 totaled $559,000, compared to $2,274,000 for the same period of the prior year. The decrease is primarily due to equipment purchases that were made in the prior year in connection with the construction of the Company's new snowboard manufacturing facility.

                                     PART II
                                OTHER INFORMATION





Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Exhibits.
                       --------

                       Exhibit 27    Financial Data Schedule


                  (b)  Reports on Form 8-K.
                       -------------------
                       No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VARIFLEX, INC.




June 12, 1997                    /s/  Raymond H. Losi II
                                 -----------------------
                                      Raymond H. Losi II
                                      President (Principal Executive Officer)



June 12, 1997                    /s/  William B. Ogden
                                 ---------------------
                                      William B. Ogden
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)