Form 10-K
period 1997-07-31
VARIFLEX INC
filed 1997-10-27
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 1997            Commission File No.:  0-24338


                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      95-3164466
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                  Identification Number)


                           5152 NORTH COMMERCE AVENUE
                           MOORPARK, CALIFORNIA 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322
                            -----------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

                            -----------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 16, 1997 was approximately $10,475,000 based upon the closing sale price of the Registrant's Common Stock on such date.

     Shares of $.001 par value Common Stock outstanding at October 16, 1997:
6,025,397 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders scheduled to be held on December 5, 1997 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

     Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive; and, the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins. Additionally, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

                                     PART I

ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     Variflex, Inc. (the "Company") is a leading marketer in the United States of in-line skates, skateboards, bicycle and recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders). The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company also designs, manufactures and markets snowboards and related accessories and other products. The Company distributes its products throughout the United States and to foreign countries.

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

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

     (1)  PRODUCTS.

     The Company's principal products are in-line roller skates, which feature wheels mounted in a straight line on a composite plastic chassis, functioning much like the blade on an ice skate. The Company currently sells 27 models of in-line skates to the mass market under the Variflex(TM) brand. These models are sold under various names, including Assault(TM), Alien(TM), Comet XT(TM), Crystal(TM), Dasher(TM), Excell(TM), Firebird(TM), Fury(TM), GX-2(TM), Maverick(TM), Mystic(TM), Nighthawk(TM), Ranger(TM), Reactor(TM), Roadwolf(TM), Sabre XT(TM), Shadow(TM), Silhouette(TM), Ventura(TM), VFX(TM), Voltage(TM) and X-2(TM), or versions thereof. Overall, the Company has 10 adult and young adult models and 18 youth models.

     The Company's in-line roller skates generally consist of a molded polymer boot with, depending upon the model, either an integrated wheel chassis or a wheel chassis riveted to the bottom of the boot, and high density polyurethane wheels mounted on ball bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner which increases comfort. The wheel chassis is, depending on the model, made of either fiberglass-filled nylon or various plastics. Each chassis holds four wheels mounted in line, and each pair of skates has either one or two brakes, consisting of a hard rubber pad mounted on the rear of the chassis.

     The Company also markets and distributes skateboards, skoot skates and scooters. The Company presently offers six different models of skateboards under the Variflex(TM) brand and two models under the Static(TM) brand, four different models of the Variflex Skoot Skate, which is a skateboard with a removable handle for young children and beginners, and five models of scooters in two different sizes. Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards, as well as accessories and replacement parts such as bearings, wheels and straps.

     The Company also markets and distributes a line of bicycle and recreational safety helmets. The helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has five adult helmet models, five young adult models, five youth models, one child model and one toddler model. Each model features ventilated aerodynamic designs with adjustable harnesses, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors through a process of injecting a polyurethane foam to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. All of the Company's helmets meet or exceed the standards of the American Society for Testing and Materials (ASTM). The Company's helmets are sold under the Chaser(TM), Excell(TM), Lil' Pal(TM), Magnum XT(TM), Spitfire(TM), Street Heat XT(TM) and Vectra(TM) names or versions thereof.

     During the fiscal year ended July 31, 1996, the Company, through its wholly-owned subsidiary, Static Snowboards, Inc., began manufacturing and marketing a line of snowboards. The snowboards carry the Static(TM) brand name, and are manufactured at the Company's factory in California. The Company presently offers three series, Freestyle, All Mountain and Kids, with each coming in a variety of graphics and sizes. These snowboards feature a vertically laminated wood core, an epoxy adhesive matrix, stainless steel inserts, Rockwell 48 edges, P-Tex 1000 base material, PVT Pennite top sheet and ABS sidewall material. Also, during the fiscal year ended July 31, 1997, the Company exercised a purchase option in an agreement first entered into during the previous fiscal year, wherein its subsidiary, Static Snowboards, Inc., acquired the exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name. Barfoot(TM) is an existing snowboard brand (founded in 1978) sold world-wide through the specialty market in skiing and snowboarding pro shops and resorts.

     During the fiscal year ended July 31, 1997, the Company developed and began marketing and distributing its new Quik Shade(TM) instant canopy, designed to offer portable shade and shelter for a variety of uses with the convenience of easy set-up and take-down. The frames and tops for the Quik Shade(TM) are manufactured overseas by independent contractors. The Company presently offers a single model of the Quik Shade in four different colors, and has plans to develop new models and accessories during the coming year.

     For the fiscal years ended July 31, 1997, 1996 and 1995, these products comprised the following percentages of the Company's total gross sales:

                                                                  1997                 1996            1995
                                                                  ----                 ----            ----
In-line skates                                                    69%                  77%             81%
Skateboards and scooters                                          17%                  10%              2%
Athletic protective equipment                                      5%                   8%              8%
Bicycle and recreational safety helmets                            5%                   5%              8%
Snowboards                                                         3%                  (*)              -
Canopies                                                           1%                   -               -
Other                                                             (*)                  (*)             (*)
                                                                ----                 ----            ----

          Total                                                  100%                 100%            100%
                                                                ====                 ====            ====

----------------------
(*)  Less than one-half of one percent.

     The Company's products are marketed in North America primarily through a network of independent sales representatives and marketing organizations and through attendance by representatives of the Company at industry trade shows. The Company's customers consist primarily of national mass merchandisers, such as Kmart, Kaybee, Sears, Target, Toys "R" Us and Wal-Mart; regional mass merchandisers, such as Fred Meyer, Meijers, Shopko and Venture; catalog houses, such as Service Merchandise and Spiegel; major sporting goods chains, such as Sportmart and The Sports Authority; and international exporters, such as Krypto International. The Company also sells to independent sporting goods stores and specialty shops, particularly with respect to its Static(TM) and Barfoot(TM) products. The Company's wholly owned subsidiary, Oketa Ltd., is used to facilitate sales and the shipment of products to international customers and to customers in the United States who desire to purchase product through international letter of credit transactions.

     (2) STATUS OF PRODUCTS IN DEVELOPMENT.

     The Company frequently changes the cosmetic features of its products, such as graphics and colors, and attempts to develop new products or new designs for existing products in response to customer requests or changes in consumer preferences.

     During the fiscal year ended July 31, 1997, the Company designed and developed a new line of snowboards called Outrage(TM), offering quality features at low price points to appeal to mass market customers. These snowboards contain vertically laminated wood cores, stainless steel inserts, P-Tex base, PVT Pennite top sheet and ABS sidewall materials and are manufactured at the Static Snowboards, Inc. factory in California. The Company presently offers the Outrage(TM) in five different graphics. The Company made its first shipments of the Outrage(TM) snowboards in September 1997.

     During the fiscal year ended July 31, 1997, the Company also introduced a new line of bicycle and recreational safety helmets with unique "three-dimensional" graphics. The initial designs and the manufacturing process for these helmets were developed by a vendor with whom the Company has a long-term working relationship. The Company has entered into an exclusive license agreement with that individual for the right to manufacture and market the product. The helmets will be manufactured by the Company's existing helmet suppliers overseas. These new helmets, called 3-D(TM), are targeted to youths and young adults and have been priced to compete directly with other helmets currently offered in the mass market. The Company expects to make its initial shipments of these helmets in the fall of 1997.

     The Company continues to distribute products under its Static(TM) brand, developed during fiscal 1996. The Static(TM) snowboard line offers various sizes and graphics and are manufactured at the Company's factory in California. Static(TM) skateboards, manufactured domestically by the Company, are offered in a variety of graphics and "pro-spec" componentry, designed and priced to compete with models sold in pro shops. During the fiscal year ended July 31, 1997, however, the Company decided to discontinue its Static(TM) line of in-line skates, due to heavy competition, significant pricing pressures and excess inventories of "high-end" skates at retail.

     Despite these and other efforts by the Company to update the designs, features and componentry of existing products and develop potential new products or new designs, there can be no assurance that such efforts will be successful nor that such changes or new products will be readily acceptable to customers and consumers.

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

     The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contractual agreements. The Company negotiates the cost of its products directly with its foreign suppliers in U.S. Dollars.

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

     Collectively, sales to Kmart, Sears, Target and Toys "R" Us represented approximately 70%, 74%, and 78% of the Company's total gross sales for the fiscal years ended July 31, 1997, 1996, and 1995, respectively.

     Individually, sales to the Company's four largest customers as a percentage of the Company's total gross sales were 26%, 21%, 15% and 8% for fiscal 1997; 20%, 26%, 16% and 12% for fiscal 1996; and 29%, 19%, 24% and 6% for fiscal 1995.

     (6)  BACKLOG.

     The Company had approximately $4,523,000 in unfilled purchase orders as of September 30, 1997, compared to approximately $6,044,000 as of September 30, 1996. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 1998 fiscal year. Of the backlog as of September 30, 1997, approximately $690,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $3,833,000 of the backlog at September 30, 1997 represents fall booking orders of products on hand to be shipped at future dates.

     (7)  GOVERNMENT CONTRACTS.

     The Company has no United States or foreign government contracts.

     (8)  COMPETITION.

     The principal competitive factors in each of the Company's product categories are price and performance. With respect to in-line skates in particular, the main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels, and the quality and lubrication of the wheel bearings. The Company offers a 60-day warranty on its products. Beyond such warranty, the Company does not offer service on its products, and does not believe that is an important competitive factor.

     Management believes that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby, Seneca and certain models from Rollerblade, Inc. (Blade Runner). Primary competitors in the specialty or premium priced market for in-line skates include Rollerblade, Inc. (Rollerblades), First Team Sports, Inc. (Ultra Wheels) and Nike, Inc. (Bauer). In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Franklin Sports is also a primary competitor, together with Rollerblade, Inc. and First Team Sports, Inc., in the specialty or premium priced market. Bell Sports Corp. (Bell and BSI) and Troxel (Pro Action) are the primary competitors in the bicycle safety helmet mass market, and also are primary competitors, together with Giro, which was recently acquired by Bell Sports Corp., in the specialty or premium priced market. In the snowboard industry, the largest competitors include Burton Snowboards (Burton), Ride, Inc. (Ride, Liquid and Mercury), K2, Inc. (K2), Skis Rossignol (Rossignol) and Morrow.

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

     (9)  RESEARCH AND DEVELOPMENT.

     Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1997, fiscal 1996 and fiscal 1995.

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

    (11)  EMPLOYEES.

     As of July 31, 1997, the Company employed 132 full-time employees. None of the Company's employees are represented by unions.

ITEM 2.  PROPERTIES.

     The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also subleases in an immediately adjacent building approximately 27,000 square feet consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2000 and June 30, 1998, respectively, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on satisfactory terms. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

     In July 1995, the Company's subsidiary, Static Snowboards, Inc. entered into a lease agreement for a facility of approximately 30,000 square feet, located in Huntington Beach, California, in which it has constructed and now conducts its snowboard manufacturing operations. The lease expires September 30, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY.

     The following sets forth the names and ages of current executive officers of the Company, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years. Executive officers generally serve in office for terms of approximately one year.


NAME AND AGE OF                Current Positions with Company and Principal
EXECUTIVE OFFICER              Occupations for the Past Five Years
-----------------              --------------------------------------------
Raymond H. Losi                Chairman of the Board and Director of the Company since its inception in
  Age 74                       August 1977; Chief Executive Officer of the Company since August 1989;
                               President of the Company from 1977 until August 1989. Mr. Losi is married to
                               Barbara Losi and is the father of Raymond H. Losi II, each of whom also is an officer and director of the Company.


Raymond H. Losi, II            President and Chief Operating Officer of the Company since January 1992;
  Age 45                       Director of the Company since 1985; Vice President of Procurement for the
                               Company from 1984 to January 1992; Director of Product Development for the
                               Company since its inception in August 1977. Mr. Losi is the son of Raymond H.
                               Losi, who also is an officer and director of the Company.


William B. Ogden               Treasurer and Chief Financial Officer of the Company since February 1994;
  Age 37                       Chief Financial Officer for Cooke Media Group, Inc., operator of newspapers and cable television systems, from April 1987 to February 1994.


Barbara Losi                   Secretary of the Company since 1980; Director of the Company since 1981; Chief
  Age 59                       Financial Officer of the Company from 1977 to July 1991. Mrs. Losi is married to Raymond H. Losi, who also is an officer and director of the Company.


Rocco Attolico                 Vice President of Manufacturing and Distribution for the Company since January
  Age 56                       1994; Shipping Manager for the Company from July 1991 to January 1994.


Paula Coffman                  Vice President of Administrative Services for the Company since January 1993;
  Age 33                       Product and Sales Planning Manager for the Company from December 1991 to
                               January 1993.


Warren F. Marr                 Vice President of Sales for the Company since January 1990.
  Age 56


                                    PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A)  MARKET INFORMATION.

     The range of trading prices for the Company's Common Stock during each of the quarters of the fiscal years ended July 31, 1996 and 1997 was as follows (per share):

                                                           HIGH                   LOW
                                                           ----                   ---
     Quarter ended:
     October 31, 1995                                    $14 3/4                 $8 3/8
     January 31, 1996                                     10 1/4                  6 1/8
     April 30, 1996                                           10                  5 3/4
     July 31, 1996                                             9                  5 1/4
     October 31, 1996                                      6 7/8                  5 3/8
     January 31, 1997                                      6 1/4                  4 3/8
     April 30, 1997                                            6                  4 5/8
     July 31, 1997                                         5 5/8                  4 1/2


     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX."

(b)  HOLDERS.

     The Company believes there were approximately 1,958 holders of the Company's Common Stock as of October 13, 1997. The number of stockholders was computed by including an estimate of the number of those stockholders whose stock is held for them by participants in a clearing agency as of that date. There were 126 holders of record of the Company's Common Stock on October 13, 1997.

(c)  DIVIDENDS.

     The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                      Years Ended July 31,
                                              (In thousands, except per share data)
                                              ------------------------------------
                                          1997      1996       1995      1994      1993
                                        --------   -------   --------   -------   -------
Operations Data:
   Net sales                            $51,661    $72,379   $100,317   $80,000   $61,100
   Pre-tax income (loss)                 (3,083)       680     11,193    11,176     4,383
   Net income (loss)                     (1,805)       564      6,921     6,584     2,783
   Net income (loss) per share           ($0.30)     $0.09      $1.15     $1.40     $0.61
   Weighted avg. shares outstanding       6,025      6,039      6,039     4,696     4,574

Balance Sheet Data:
   Total assets                         $47,893    $49,405   $ 51,221   $47,456   $16,393
   Working capital                       25,251     28,346     31,022    25,494     9,683
   Long-term obligations                      -          -        103        58       831
   Stockholders' equity                  43,100     44,812     44,359    37,004     9,739


     The Company's initial public stock offering, completed in June 1994, had a significant impact upon the balance sheet data above. The Company's net proceeds after fees and expenses were approximately $20,723,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS

   YEAR ENDED JULY 31, 1997 COMPARED TO YEAR ENDED JULY 31, 1996

     NET SALES. Net sales for the fiscal year ended July 31, 1997 totaled $51,661,000, a decrease of $20,718,000, or 29% from fiscal 1996 net sales of $72,379,000. Decreases in volume and average selling prices with respect to the Company's in-line skate, athletic protective equipment and bicycle and recreational safety helmet categories were the principal factors leading to the decline in total sales.

     With respect to in-line skates, gross sales for fiscal 1997 totaled $36,932,000, a decrease of approximately $20,214,000, or 35%, compared to fiscal 1996, as unit volume in fiscal 1997 totaled 2,027,000 units, a decrease of approximately 600,000, or 23%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $18.22 during fiscal 1997, compared to $21.75 for fiscal 1996. The decrease in in-line skate sales was primarily due to heavy inventory levels at retail throughout much of the year, as well as an industry-wide decline in consumer demand for in-line skates in general compared to prior year. These factors, as well as the influences of strong competition in the mass market, in turn led to continued significant pricing pressures within the category during the year.

     Gross sales for athletic protective equipment during fiscal 1997 totaled $2,697,000, a decrease of approximately $2,971,000, or 52%, compared to fiscal 1996, while unit volume in fiscal 1997 was 516,000, a decrease of approximately 519,000, or 50%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of protective equipment also is primarily attributable to the factors discussed above. Additionally, consumer preferences within the market have led to substantially all of the Company's sales of protective equipment now being made via multiple-unit packages, usually "triple packs" containing three pairs of pads one pair each of knee pads, elbow pads and wrist guards which yields less total revenue than sales of separate single-unit packages.

     Gross sales of bicycle and recreational safety helmets during fiscal 1997 totaled $2,508,000, a decrease of approximately $1,554,000, or 38%, compared to fiscal 1996, while unit volume decreased approximately 173,000, or 33%, to a total of 347,000 units during fiscal 1997. These decreases in comparison with the prior year are primarily due to continued high inventory levels at the retail level, increased competition and pricing pressures within the category and less safety awareness programs and legislation designed to promote helmet use by bicyclists. The year-over-year decrease in gross sales is greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the marketplace. The average price per unit for the Company's helmets was approximately $7.22 during fiscal 1997, compared to $7.81 during fiscal 1996. Competition and high inventory levels continue to put downward pressure on retail and wholesale prices throughout the industry.

     Gross sales of skateboards and scooters during fiscal 1997 totaled $9,273,000, an increase of approximately $1,972,000, or 27%, compared to fiscal 1996, on total volume of 669,000 units, an increase of approximately 143,000 units, or 27%. A resurgence in the demand for skateboards began during fiscal 1996 and carried through the first half of fiscal 1997, with momentum then slowing in the latter half of the year as more inventory became available at retail and a greater proportion of the Company's shipments represented customer re-orders. Fiscal 1996 sales had increased 300% from the prior year. During fiscal 1997, the Company introduced a new line of children's scooters, which accounted for approximately $549,000 in gross sales on 17,000 units.

     Gross sales of snowboards and snowboarding accessories, such as bindings, leashes and miscellaneous apparel items, totaled $1,483,000 during fiscal 1997, which was the Company's first full year in the category. Gross sales for fiscal 1996 totaled $159,000. The Company sold a total of approximately 9,700 snowboards during fiscal 1997, compared to approximately 1,100 in the prior year.

     Sales to the Company's four largest accounts, each of which is a major mass market merchandiser, represented 70% of the Company's gross sales in fiscal 1997, compared to 74% in fiscal 1996. This decrease is the result of several factors, including the growth of the Company's snowboard business during the year, increases in sales of the Company's Static(TM) brand skateboards and the introduction during fiscal 1997 of the Company's new Quik Shade(TM) canopies; a significant portion of these sales were made through the sporting goods and specialty markets rather than mass market channels.

     By product category, in-line skates, athletic protective equipment and helmets accounted for 69%, 5% and 5%, respectively, of the Company's total gross sales during fiscal 1997, compared to 77%, 8% and 5%, respectively, during fiscal 1996. Skateboards and scooters accounted for 17% of the Company's total gross sales during fiscal 1997, compared to 10% during fiscal 1996. Snowboards and snowboarding accessories represented 3% of total gross sales during fiscal 1997, compared to less than one-half of one percent in the prior year.

     GROSS PROFIT. Gross profit for the fiscal year ended July 31, 1997 decreased by $5,620,000 compared to the fiscal year ended July 31, 1996, representing a 46% decrease. The Company's gross profit margin as a percentage of net sales was 13.0% in fiscal 1997, compared with 17.0% in fiscal 1996. The decrease in gross margin is due primarily to the price reductions mentioned above, particularly within the in-line skate and helmet categories and the effects of higher than usual amounts of close-out sales during the year. Surplus inventory and increased competition in the mass market, again principally with respect to in-line skates and safety helmets, has had and continues to have an impact upon the Company's gross margin. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

     OPERATING EXPENSES. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1997 totaled $10,599,000, or 20.5% of net sales. Operating expenses for fiscal 1996 were $12,267,000, or 16.9% of net sales.

     Selling and marketing expenses decreased by $1,327,000, or 17%, to $6,344,000 for fiscal 1997 compared to fiscal 1996. Selling and marketing expenses for fiscal 1997 amounted to 12.3% of net sales, compared to 10.6% in the prior year. The increase as a percentage of net sales is due to several factors, including increased advertising expenses for co-op programs with certain of the Company's major customers and increases in other marketing related expenses such as for trade shows, catalogs and promotional materials, particularly with respect to the Company's snowboard operations, and the increased percentage that these types of expenses, as well as corporate sales and marketing salaries, represent upon a lower sales base. In dollars, these increases were more than offset by decreases in sales commissions because of the decline in sales during the year.

     General and administrative expenses decreased by $341,000, or 7%, to $4,255,000 for fiscal 1997 compared to fiscal 1996. General and administrative expenses for fiscal 1997 amounted to 8.2% of net sales, compared to 6.3% in fiscal 1996. The dollar decrease is primarily due to decreases in legal and other professional fees, expenses associated with the Company's defined benefit pension plan, donations and other expenditures resulting from management's enhanced efforts to control administrative costs, offset in part by increases in expenses associated with the first full year of the Company's new snowboard operations.

     OTHER INCOME (EXPENSE). Other income for the fiscal year ended July 31, 1997 was $799,000, an increase of $189,000, or 31%, compared to fiscal 1996. This increase is due to a decrease in interest expense of $77,000 resulting from a decrease in the level of short-term borrowings under the Company's line of credit, as well as an increase in interest income of $112,000 due to higher balances of marketable securities and other investments during fiscal 1997 compared to the prior year.

     (BENEFIT FROM) PROVISION FOR INCOME TAXES. The Company's benefit from income taxes during fiscal 1997 was $(1,278,000), or (41.5%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the year, compared to a provision for income taxes of $116,000, or 17.1% of income before income taxes, during fiscal 1996. The Company's effective tax rates differ from the federal statutory rate primarily due to interest income, most of which is exempt from federal income taxes due to the nature of the investments from which it is derived.


     RECENT RESULTS

     Net sales for the three months ended July 31, 1997, which represents the fourth quarter of the Company's fiscal year, were $10,973,000, a decrease of 15%, compared to $12,865,000 for the corresponding period of the prior year. For the quarter, sales of in-line skates, helmets and athletic protective equipment were down 30%, 21% and 33%, respectively, while skateboards and scooters increased 27% and snowboards and snowboarding accessories increased 635% in comparison to the fourth quarter of the prior year. These fluctuations were due to similar factors as discussed above in the year-over-year comparisons for each of these product categories.

     The Company's net loss for the quarter ended July 31, 1997 was $895,000, or $0.15 per share, compared with a net loss of $1,189,000, or $0.20 per share for the corresponding period of the prior year. The decrease in the loss is primarily due to a more significant impact during the fourth quarter of the prior year of inventory close-out sales and other price discounts.

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

     Sales to the Company's four largest accounts represented approximately 74% of the Company's total sales in fiscal 1996, compared to 78% in fiscal 1995. This decrease is the result of significantly less shipments during fiscal 1996, particularly of the Company's in-line skate, protective equipment and helmet products, to two major retail customers. The Company believes that the decreases in sales to these customers during fiscal 1996 are primarily due to excess inventory resulting from overforecasted consumer demand as opposed to declines in the Company's share of shelf space. The decrease in the percentage of total sales represented by the Company's four largest accounts, each of which is a national mass merchandiser, is also due in part to the Company's introduction of its Static(TM) lines of products for the sporting goods and specialty markets.

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

     LIQUIDITY AND CAPITAL RESOURCES

     From inception to completion of its initial public offering, the Company funded its activities principally from cash flow generated from operations, credit facilities with institutional lenders and, to a lesser degree, loans from its stockholders. In June 1994, the Company completed an initial public stock offering, issuing a total of 1,500,000 new common shares which raised approximately $20,723,000 in proceeds to the Company, net of fees and expenses. A portion of these proceeds was used by the Company to pay off borrowings on its line of credit and for other working capital purposes. The remainder was invested in marketable securities with maturities generally ranging from one to three years.

     The Company has a credit agreement with a major bank providing a $12 million revolving line of credit, with separate sublimits of $12 million for the issuance of commercial letters of credit and $2 million for actual borrowings. The agreement, which expires February 1, 1998, is unsecured and carries an interest rate equal to prime minus 0.25%, and also offers certain LIBOR-based interest options. The agreement requires that the Company satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. However, more recently the Company has borrowed against its line of credit less frequently due to the ability to finance operations internally from cash and marketable securities available for sale. Balances on the line of credit are classified as current liabilities on the Company's balance sheet. There was no balance outstanding under the revolving line of credit as of July 31, 1997.

     The Company had cash of $7,823,000 on hand as of July 31, 1997, compared to $3,351,000 as of July 31, 1996. Cash and marketable securities available for sale totaled $22,782,000 as of July 31, 1997, compared to $16,612,000 as of July 31, 1996. Net working capital as of July 31, 1997 was $25,251,000 compared to $28,346,000 as of July 31, 1996, and the Company's current ratio was 6.3:1 as of July 31, 1997, compared to 7.2:1 as of July 31, 1996. These fluctuations are primarily due to cash generated from operations, particularly via reductions in inventory and collections on accounts receivable, that was invested in long-term marketable securities.

     The Company had no long-term debt as of July 31, 1997 and 1996. The Company had net stockholders' equity of $43,100,000 as of July 31, 1997, compared to $44,812,000 as of July 31, 1996, with such decrease due primarily to operating results for the fiscal year ended July 31, 1997, as well as fluctuations in unrealized gains and losses on marketable securities investments. Management believes that inflation has not had a significant impact upon the Company's costs and prices during the past three fiscal years.

     Capital expenditures for fiscal 1997 totaled $888,000, compared to $2,317,000 during fiscal 1996. The decrease is primarily due to equipment purchases made in the prior year in connection with the construction of the Company's new snowboard manufacturing facility. Of the fiscal 1997 total, approximately $368,000 represented machinery and equipment expenditures for the snowboard plant and $470,000 represented production molds and other related equipment, compared to $938,000 and $1,157,000, respectively, for such expenditures during the prior year.

     FUTURE LIQUIDITY AND FINANCIAL POSITION

     The Company intends to continue to focus upon building and maintaining its existing product lines, including its new line of snowboards. The Company also plans to continue to devote resources toward the pursuit and development of new products, including its new line of Quik Shade(TM) instant canopies. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company also is considering expanding international distribution and developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

     Management believes that its current cash position, funds available under existing banking arrangements, and cash generated from operations will be sufficient to meet the Company's presently projected cash and working capital requirements for the next fiscal year assuming continued financial performance at present levels.

     FOREIGN EXCHANGE

     Management does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers (the New Taiwan Dollar) has in the last three fiscal years had any significant adverse impact on the Company's ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in New Taiwan Dollars. At the same time, they will agree upon a fixed exchange rate for a specified period, generally three to six months. The Company's payments to suppliers are then made in U.S. Dollars based upon the agreed upon exchange rate. Nonetheless, there can be no assurance that exchange rate fluctuations will not have an impact upon the Company in the future.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Item 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 1997 in connection with the Company's 1997 Annual Meeting of Stockholders, or shall be filed by amendment to this Form 10-K not later than the end of such 120 day period.

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


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     FINANCIAL STATEMENTS

     The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

     Independent Auditors' Report on Consolidated Financial Statements and Schedule
     Consolidated Balance Sheets as of July 31, 1997 and 1996
     Consolidated Statements of Operations for the years ended July 31, 1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the years ended July 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended July 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

     FINANCIAL STATEMENT SCHEDULES

     The following schedule is included in Part II, Item 8 of this Annual Report on Form 10-K:

     Schedule II.    Valuation and Qualifying Accounts

     Schedules I and III through V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended July 31, 1997.

     EXHIBITS

Exhibit
  No.                Description                                                                            Note No.
------               -----------                                                                            -------
   3.1   Certificate of Incorporation of the Company                                                          (1)
   3.2   By-laws of the Company                                                                               (1)
  10.1   Lease for property located at 5152 North Commerce Avenue, Moorpark, California, dated June 8, 1992   (1)
 *10.2   Employment agreement dated April 1, 1994 with Raymond H. Losi                                        (1)
 *10.3   Employment agreement dated April 1, 1994 with Raymond H. Losi II                                     (1)
 *10.4   Employment agreement dated April 1, 1994 with Warren Marr                                            (1)
 *10.5   Employment agreement dated April 1, 1994 with Rocco Attolico                                         (1)
 *10.6   Employment agreement dated April 1, 1994 with William Bradley Ogden                                  (1)
 *10.7   Employment agreement dated April 1, 1994 with Paula Montez                                           (1)
 *10.8   Consulting agreement dated May 16, 1994 with Gerald Boyce                                            (1)
 *10.9   Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                   (1)
*10.10   Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                (1)
*10.11   Indemnification agreement dated April 1, 1994 with Barbara Losi                                      (1)
*10.12   Indemnification agreement dated April 1, 1994 with Gerald I. Boyce                                   (1)
*10.13   Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                  (1)
*10.14   Indemnification agreement dated April 1, 1994 with Marvin G. Murphy                                  (1)
*10.15   Variflex, Inc. Defined Benefit Pension Plan as amended August 6, 1993                                (1)
 10.16   License Agreement with Rollerblade, Inc. dated September 1, 1993                                     (1)
 10.17   1994 Variflex Stock Plan dated April 1, 1994                                                         (1)
 10.18   Asset Purchase Agreement dated May 19, 1995, by and between Plunkett Snowboards, Inc., Michael
         Plunkett and Bert Kronfeld, Static Snowboards, Inc. and Variflex, Inc.                               (2)

 10.19   Business Loan Agreement dated February 3, 1997, between Bank of America National Trust and Savings
         Association and Variflex, Inc.                                                                       (3)

 10.20   First Amendment, dated March 20, 1995, to the June 8, 1992 lease for property located at 5152 North
         Commerce Avenue, Moorpark, California,                                                               (3)

 10.21   Second Amendment, dated November 18, 1996, to the June 8, 1992 lease for property located at 5152
         North Commerce Avenue, Moorpark, California,                                                         (3)

  21.1   Subsidiaries of the registrant                                                                       (2)

    27   Financial Data Schedule                                                                              (3)
-------------------

(1) Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3) Filed herewith the Company's annual report on Form 10-K (file no.: 0-24338) on November 4, 1997.

*     Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VARIFLEX, INC.


October 27, 1997                     By  /s/ RAYMOND H. LOSI II
                                         ---------------------------
                                         Raymond H. Losi II
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


October 27, 1997                     By  /s/ RAYMOND H. LOSI
                                         ---------------------------
                                         Raymond H. Losi
                                         Chairman of the Board


October 27, 1997                     By  /s/ RAYMOND H. LOSI II
                                         ---------------------------
                                         Raymond H. Losi II
                                         President (Principal
                                         Executive Officer) Director


October 27, 1997                     By  /s/ WILLIAM B. OGDEN
                                         ---------------------------
                                         William B. Ogden
                                         Chief Financial Officer
                                         (Principal Financial
                                         and Accounting Officer)


October 27, 1997                     By  /s/ BARBARA LOSI
                                         -------------------------
                                         Barbara Losi
                                         Director


October 27, 1997                     By  /s/ GERALD I. BOYCE
                                         ---------------------------
                                         Gerald I. Boyce
                                         Director


October 27, 1997                     By  /s/ LOREN HILDEBRAND
                                         ---------------------------
                                         Loren Hildebrand
                                         Director


October 27, 1997                     By  /s/ MARVIN G. MURPHY
                                         ---------------------------
                                         Marvin G. Murphy
                                         Director

                       Consolidated Financial Statements

                                 Variflex, Inc.

                       Years ended July 31, 1997 and 1996
                      with Report of Independent Auditors

                                 Variflex, Inc.

                       Consolidated Financial Statements
                          and Supplemental Information

                       Years ended July 31, 1997 and 1996



                                    CONTENTS

Report of Independent Auditors....................   1

Audited Consolidated Financial Statements

Consolidated Balance Sheets.......................   2
Consolidated Statements of Operations.............   3
Consolidated Statements of Stockholders' Equity...   4
Consolidated Statements of Cash Flows.............   5
Notes to Consolidated Financial Statements........   6


Supplemental Schedule

Valuation and Qualifying Accounts.................  20


                         Report of Independent Auditors

The Board of  Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Woodland Hills, California
October 3, 1997

                                Variflex, Inc.

                          Consolidated Balance Sheets

                (In thousands, except share and per share data)

                                                                JULY 31

                                                            1997         1996
                                                   --------------------------
ASSETS
Current assets:
 Cash and cash equivalents                               $ 7,823      $ 3,351
 Trade accounts receivable, less allowances of
  $549 and $555 as of July 31, 1997 and 1996,              9,600       12,047
  respectively
 Inventory                                                 9,706      `13,332
 Deferred income taxes                                       784          752
 Prepaid expenses and other current assets                 2,131        3,457
                                                   --------------------------
Total current assets                                      30,044       32,939

Property and equipment, net                                2,154        2,432
Long-term debt securities available for sale              14,959       13,261
Other assets                                                 736          773
                                                   --------------------------
Total assets                                             $47,893      $49,405
                                                   ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade acceptances payable                               $   570      $    88
 Accounts payable                                            677          420
 Accrued warranty                                            720          650
 Accrued salaries and related liabilities                    349          251
 Accrued co-op advertising                                 1,859        2,463
 Accrued returns and allowances                              173          350
 Other accrued expenses                                      445          371
                                                   --------------------------
Total current liabilities                                  4,793        4,593

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value:
  Authorized shares  5,000,000
  Issued and outstanding shares  none
 Common stock, $.001 par value:
  Authorized shares  40,000,000
  Issued and outstanding shares  6,025,397 as of
  July 31, 1997 and 1996                                       9            9
Additional paid-in capital                                21,023       21,023
Retained earnings                                         22,068       23,780
                                                   --------------------------
Total stockholders' equity                                43,100       44,812
                                                   --------------------------
Total liabilities and stockholders' equity               $47,893      $49,405
                                                   ==========================

See accompanying notes.

                                 Variflex, Inc.

                     Consolidated Statements of Operations

                     (In thousands, except per share data)


                                                        YEAR ENDED JULY 31
                                                 1997          1996          1995
                                           -----------------------------------------
Net sales                                        $51,661       $72,379      $100,317
Cost of goods sold                                44,944        60,042        76,541
                                           -----------------------------------------
Gross profit                                       6,717        12,337        23,776
                                           -----------------------------------------

Operating expenses:
 Selling and marketing                             6,344         7,671         7,784
 General and administrative                        4,255         4,596         5,077
                                           -----------------------------------------
Total operating expenses                          10,599        12,267        12,861
Income (loss) from operations                     (3,882)           70        10,915
                                           -----------------------------------------

Other income (expense):
 Interest expense                                    (39)         (116)         (351)
 Interest income and other                           838           726           629
                                           -----------------------------------------
Total other income (expense)                         799           610           278
                                           -----------------------------------------

Income (loss) before income taxes                 (3,083)          680        11,193
(Benefit from) provision for income taxes         (1,278)          116         4,272
                                           -----------------------------------------
Net income (loss)                                $(1,805)      $   564      $  6,921
                                           =========================================

Net income (loss) per share of common stock       $(0.30)        $0.09         $1.15
                                           =========================================

Weighted average number of common shares
outstanding                                        6,025         6,039         6,039
                                           =========================================

See accompanying notes.

                                 Variflex, Inc.

                Consolidated Statements of Stockholders' Equity

                       (In thousands, except share data)



                                    Common Stock         Additional
                           ---------------------------    Paid-In      Retained
                                Shares        Amount      Capital      Earnings        Total
                           -------------------------------------------------------------------
Balance at July 31, 1994        6,000,000           $9      $20,721      $16,274       $37,004
 Issuance of stock in
  connection with
  acquisition                      25,397            -          302            -           302

 Adjustment to foreign
  currency translation                  -            -            -           22            22

 Net unrealized holding
  gains
 on debt securities
  available for sale                    -            -            -          110           110
  Net income                            -            -            -        6,921         6,921
                           -------------------------------------------------------------------
Balance at July 31, 1995        6,025,397            9       21,023       23,327        44,359
 Net unrealized holding
  losses
 on debt securities
  available for sale                    -            -            -         (111)         (111)
  Net income                            -            -            -          564           564
                           -------------------------------------------------------------------
Balance at July 31, 1996        6,025,397            9       21,023       23,780        44,812
 Net unrealized holding
  gains
 on debt securities
  available for sale                    -            -            -           93            93
 Net loss                               -            -            -       (1,805)       (1,805)
                           -------------------------------------------------------------------
Balance at July 31, 1997        6,025,397           $9      $21,023      $22,068       $43,100
                           ===================================================================

See accompanying notes.

                                Variflex, Inc.

                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                                  YEAR ENDED JULY 31
                                                                         1997           1996            1995
                                                                  ----------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                        $(1,805)       $    564         $ 6,921
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                                            1,437           1,528             875
  Deferred income taxes                                                      (32)            536            (169)
  Loss on sale of marketable securities                                       63               -               8
  Adjustment to foreign currency translation                                   -               -              22
  Changes in operating assets and liabilities:
   Trade accounts receivable                                               2,447           6,204             708
   Inventory                                                               3,626          (2,939)         (1,102)
   Prepaid expenses and other current assets                               1,326          (2,255)             46
   Accounts payable                                                          257            (746)           (213)
   Other current liabilities                                                (540)           (684)            525
   Trade acceptances payable                                                 482            (754)         (3,978)
                                                                  ----------------------------------------------
Net cash provided by operating activities                                  7,261           1,454           3,643
                                                                  ----------------------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                         (888)         (2,317)         (1,451)
Gross purchases of available-for-sale securities                          (5,544)        (12,885)         (2,564)
Gross sales of available-for-sale securities                               3,636          10,225           6,476
Other assets                                                                   7             257            (253)
                                                                  ----------------------------------------------
Net cash (used in) provided by investing activities                       (2,789)         (4,720)          2,208
                                                                  ----------------------------------------------

FINANCING ACTIVITIES                                                           -               -               -

Net increase (decrease) in cash                                            4,472          (3,266)          5,851
Cash beginning of period                                                   3,351           6,617             766
                                                                  ----------------------------------------------
Cash at end of period                                                    $ 7,823        $  3,351         $ 6,617
                                                                  ==============================================

Cash paid during the period for:
 Interest                                                            $        39        $    107         $   355
 Income taxes                                                        $         -        $  1,545         $ 4,546


Supplemental disclosure of non-cash financing and investing activities:
 In May 1995, the Company issued 25,397 shares of common stock with a market value of $302,000 in connection with the acquisition further described in Note 10.

See accompanying notes.

                                Variflex, Inc.

                  Notes to Consolidated Financial Statements

                                 July 31, 1997

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Variflex, Inc. (Variflex), a Delaware corporation, and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively the Company). The Company markets and distributes in-line roller skates, skateboards, bicycle and recreational safety helmets and athletic protective equipment, such as knee pads, elbow pads and wrist guards, and other products. The Company designs and develops these products which are then manufactured to the Company's specifications by independent contractors. The Company, through Static Snowboards, Inc., also designs, manufactures and markets snowboards and related accessories. The Company's products are sold primarily to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                Variflex, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF RISK (CONTINUED)

The Company operates predominantly within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's four largest customers as a percentage of consolidated gross sales, were 26%, 21%, 15% and 8% for fiscal 1997; 20%, 26%, 16% and 12% for fiscal 1996; 29%, 19%, 24% and 6% for fiscal 1995. Receivables from these customers as a percentage of the Company's total trade accounts receivable were 41%, 14%, 15% and 9% at July 31, 1997.

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

                                Variflex, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                 JULY 31
                                            1997        1996
                                       -----------------------
                                             (In thousands)

Raw material and work-in-process             $1,908     $ 1,964
Finished goods                                7,798      11,368
                                       -----------------------
                                             $9,706     $13,332
                                       ========================

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter.

GOODWILL

Goodwill arising from the acquisitions described in Note 10 is amortized on a straight-line basis over a period of 15 years and is included net of amortization as a component of other assets. Accumulated amortization of goodwill as of July 31, 1997 and 1996 amounted to $69,000 and $39,000, respectively.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents, when dilutive, outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. Such common stock equivalents are excluded from the computation for the year ended July 31, 1997 because their effect is antidilutive.

Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS
128) was issued in February 1997 and must be adopted by the Company starting with the quarter ended December 31, 1997. Early adoption is not permitted but all prior year earnings per share data must be restated upon adoption. SFAS 128 simplifies the calculation of earnings per share data by replacing primary earnings per share with basic earnings per share, which uses weighted average shares outstanding and does not include any dilutive securities in the denominator of the calculation. Fully diluted earnings per share is essentially unchanged. For fiscal 1997, 1996 and 1995 basic earnings per share would have been the same as primary earnings per share.

                                Variflex, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are generally expensed as incurred. Advertising costs for the years ended July 31, 1997, 1996 and 1995 amounted to $3,845,000, $4,542,000 and
$3,861,000, respectively.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," was recently issued and encourages but does not require companies to record compensation expenses for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company has computed the pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation.

2.INVESTMENTS

Available-for-sale securities consist of the following:

                                         AVAILABLE-FOR-SALE SECURITIES
                            ----------------------------------------------------
                                             Gross        Gross       Estimated
                                           UNREALIZED   UNREALIZED      FAIR
                                 COST        GAINS        LOSSES        VALUE
                            ----------------------------------------------------
                                                (In thousands)
July 31, 1997:
 State and municipal
  debt securities                $14,912          $47   $        -       $14,959
                            ====================================================

July 31, 1996:
 State and municipal
 debt securities                 $13,307   $        -          $46       $13,261
                            ====================================================

The Company experienced net realized losses of $63,000 and $8,000 on sales of available-for-sale securities during the fiscal years ended July 31, 1997 and 1995, respectively. There were no realized gains or losses during the fiscal year ended July 31, 1996. The net adjustments to unrealized holding gains and losses on available-for-sale securities as of July 31, 1997 and 1996 are reflected in retained earnings.

                                Variflex, Inc.

2. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                      JULY 31                       July 31
                                        1997                         1996
                            -------------------------    --------------------------
                                           Estimated                     Estimated
                                 Cost      FAIR VALUE         COST      FAIR VALUE
                            -------------------------    --------------------------
                                                  (In thousands)
Available-for-sale:
 Due in one year or less         $ 7,633      $ 7,648         $   653       $   655
 Due after one year
 through three years               7,279        7,311          12,654        12,606
                            -------------------------    --------------------------
                                 $14,912      $14,959         $13,307       $13,261
                            =========================    ==========================

The classification of marketable securities between current and noncurrent assets differs from the contractual maturity dates because it is management's expectation that, unless a need or use of the funds develops, the funds will be reinvested upon the respective maturity dates rather than used in current operations.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             JULY 31
                                                         1997        1996
                                                   ------------------------
                                                         (In thousands)

Computer equipment                                      $   463     $   432
Trade show assets                                           187         159
Machinery and equipment                                   1,516       1,170
Furniture and fixtures                                      225         293
Leasehold improvements                                      214         200
Transportation equipment                                     57          97
Molds, dies and tooling equipment                         3,631       3,133
                                                   ------------------------
                                                          6,293       5,484
Less accumulated depreciation and amortization           (4,139)     (3,052)
                                                   ------------------------
                                                        $ 2,154     $ 2,432
                                                   ========================

                                Variflex, Inc.

4. REVOLVING LINE OF CREDIT

The Company has a $12,000,000 revolving line of credit with a major bank, with separate sublimits of $12,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual borrowings. Borrowings are unsecured and carry an interest rate equal to the bank's prime interest rate less 0.25%, with other Libor-based interest options available. Interest is payable monthly. The credit line matures on February 1, 1998. The agreement requires the Company to comply with certain financial ratios and covenants.

As of July 31, 1997, letters of credit in the amount of $1,328,000 were open for the receipt of future merchandise. Of this amount, $758,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $34,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2000. The Company also subleases additional warehouse and office space in an adjacent building under a separate operating lease requiring minimum monthly payments of $7,000, which amount includes property taxes and utilities, but which provides for the Company to pay insurance and repairs and maintenance costs. This agreement expires June 30, 1998. The Company's subsidiary, Static Snowboards, Inc., leases office and manufacturing facilities under an operating lease that requires monthly payments of $11,000 and expires in September 2000.

The Company has no capital leases as of July 31, 1997. Annual future minimum lease payments under existing operating leases are as follows:

                                                    OPERATING
                                                     LEASES
                                                --------------
                                                (In thousands)
Years ending July 31:
    1998                                                $  679
    1999                                                   613
    2000                                                   604
    2001                                                   299
    2002 and thereafter                                     34
                                                --------------
Total minimum lease payments                            $2,229
                                                ==============

                                Variflex, Inc.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE COMMITMENTS (CONTINUED)

Total rent expense was $687,000, $725,000 and $530,000 for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

LITIGATION

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $111,000 allowance for product liability losses at July 31, 1997 ($175,000 at July 31, 1996). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

EMPLOYMENT AGREEMENTS

The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment aggregating $816,000, $450,000 and $247,000 in base compensation during the fiscal years ended July 31, 1998, 1999 and 2000, respectively.

In connection with the acquisition of the assets of Plunkett Snowboards, Inc. described in Note 10, the Company entered into agreements which provide for bonus, royalties, establishment of a phantom earnings plan (the Plan) and a put option which allows the holder to sell the rights under the Plan to the Company after five years. The Company will record compensation expense pursuant to the terms of these agreements, the phantom earnings plan and the put option.

6. PENSION PLAN

The Company has a defined benefit pension plan (the Plan) covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is generally to contribute annually the minimum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During 1997 the Company amended the Plan to provide for its termination effective July 31, 1997. Accordingly, included in net periodic pension expense for the year ended July 31, 1997 is a curtailment gain of $219,000 resulting from the reduction of the projected bene-

                                Variflex, Inc.

6. PENSION PLAN (CONTINUED)

fit obligation due to the termination of the Plan. The assets of the Plan will be used to settle the pension obligation in fiscal 1998. Effective August 1, 1997 the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions are determined at the discretion of the Company.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at July 31, 1997 and 1996:

                                                  1997          1996
                                            ---------------------------
                                                    (In thousands)
Actuarial present value of benefit
 obligations:
 Accumulated benefit obligation, including
  vested benefits of $2,704 and $2,270 at
  July 31, 1996 and 1995, respectively            $(2,704)      $(2,308)
                                            ---------------------------
 Projected benefit obligation for service
  rendered to date                                 (2,704)       (3,080)
 Plan assets at fair market value,
  primarily listed U.S. stocks and U.S.
  bonds                                             2,769         3,590

                                            ---------------------------
 Plan assets in excess of projected benefit
  obligation                                           65           510
 Unrecognized net gains (losses) from past
  experience different from that assumed
  and effects of changes in assumptions                89          (218)
 Prior service cost not yet recognized in
  net periodic pension cost                          (406)         (424)
 Unrecognized net obligation as of July 31,
  1989
  to be recognized over approximately 19
  years                                               317           346
                                            ---------------------------
Prepaid pension costs included
 in other assets                                  $    65       $   214
                                            ===========================

Net pension cost for the fiscal years ended July 31, 1997, 1996 and 1995 included the following components:

                                Variflex, Inc.

6. PENSION PLAN (CONTINUED)

                                         1997        1996       1995
                                    ---------------------------------
                                               (In thousands)
Service cost-benefits earned during
   the period                             $ 262      $ 233      $ 169
Interest cost on projected benefit
obligations                                 191        209        206
Actual return on plan assets               (720)      (325)      (885)
Net amortization and deferral               505         39        723
Curtailment gain                           (219)         -          -
                                    ---------------------------------
Net periodic pension cost                 $  19      $ 156      $ 213
                                    =================================

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8 percent and 5 percent, respectively, in 1996 and 1995, and 6% and zero percent in 1997, respectively. The expected long-term rate of return on assets and the increase in cost of living assumption used in computing the periodic pension cost was 8 percent and 3 percent, respectively, for 1996 and 1995, and was zero percent and zero percent, respectively, in the year ended July 31, 1997. The change in the assumptions during 1997 are due to the termination of the plan as previously discussed.

7. INCOME TAXES

The (benefit from) provision for income taxes for the fiscal years ended July 31, 1997, 1996 and 1995 is as follows:

                                         1997        1996         1995
                                   -------------------------------------
                                              (In thousands)
Current (benefit) provision:
 Federal                                $(1,246)      $(442)      $3,470
 State                                        -          22          971
                                   -------------------------------------
Total current (benefit) provision        (1,246)       (420)       4,441

Deferred provision (benefit):
 Federal                                    (29)        510         (155)
 State                                       (3)         26          (14)
                                   -------------------------------------
Total deferred provision (benefit)          (32)        536         (169)
                                   -------------------------------------
                                        $(1,278)      $ 116       $4,272
                                   =====================================

                                Variflex, Inc.

7. INCOME TAXES (CONTINUED)

The deferred income tax asset consists of the tax effect of timing differences related to the following components:

                                                  1997         1996
                                            -------------------------
                                                   (In thousands)
Deferred tax assets:
 Warranty allowances                              $  299       $  284
 Allowances for losses on receivables                241          242
 Inventory valuation allowances                      214          319
 Sales return allowances                              71          153
 Product liability                                    49           76
 Other                                               334          280
                                            -------------------------
Total deferred tax assets                          1,208        1,354

Deferred tax liabilities:
 Pension contributions                                 -          (36)
 Unremitted earnings of Oketa                       (190)        (298)
 State taxes                                         (79)         (55)
 Prepaid insurance                                  (140)        (213)
 Other                                               (15)
                                            -------------------------
Total deferred tax liabilities                      (424)        (602)
                                            -------------------------
Net deferred tax assets                           $  784       $  752
                                            =========================

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

                                                  1997        1996       1995
                                             ---------------------------------
Statutory federal income tax rate                   (35%)        35%        35%
State taxes, net of federal tax benefit               -           6          6
Tax exempt interest income                           (7)        (30)        (3)
Other non-deductible expenses                         1           6          -
                                                    (41%)        17%        38%
                                             =================================

Pretax income earned by Oketa amounted to $215,000, $1,393,000 and $1,736,000 in fiscal 1997, 1996 and 1995, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

                                Variflex, Inc.

8. STOCK OPTION PLANS

In April 1993, the Company established a non-qualified stock option plan (the
Plan) to grant stock options to one of its officers. Under the Plan, stock options were granted each April through April 1997, and each grant shall vest cumulatively at 20% per year over five years. The options are exercisable over ten years at an exercise price of $0.0004 per share. The number of shares granted at each grant date will have an aggregate fair market value of $20,000 as of such grant date. In April 1995, 1996 and 1997, the Company granted options to purchase 1,379, 2,667 and 3,951 shares, respectively, and in sum the Company has granted options to purchase a total of 20,129 shares of the Company's common stock under the Plan. The Company has recorded compensation expense related to these options.

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 200,000.

In June 1997, in connection with the termination of certain incentive stock option plans and stock options granted in April 1994 to purchase 280,000 shares of common stock at $15.50 per share, the Company granted to certain officers and employees of the Company incentive stock options, under the 1994 Stock Plan, for the purchase of an aggregated amount of 145,000 shares of the Company's common stock. The options vest over the next two to five years, carry exercise prices ranging from $5.00 to $5.50 per share and are exercisable over 10 years from the date of grant.

There were no options exercised in the years ended July 31, 1997, 1996 and 1995 and no options were canceled in the years ended July 31, 1996 and 1995.

                                Variflex, Inc.

8. STOCK OPTION PLANS (CONTINUED)

A summary of stock option activity and data is as follows:


                                                Options Outstanding
                                           -----------------------------
                                                             Weighted
                                                Number        Average
                                               of Shares       Price
                                           -----------------------------
Balance at August 1, 1994                        292,132        $14.8563
Granted                                            1,379          0.0004
                                           -----------------------------

Balance at July 31, 1995                         293,511         14.7865
Granted                                            2,667          0.0004
                                           -----------------------------

Balance at July 31, 1996                         296,178         14.6534
Granted                                          148,951          5.1695
Cancelled                                       (280,000)           -
                                           -----------------------------

Balance at July 31, 1997                         165,129        $ 4.6631
                                           =============================


Information regarding stock options outstanding as of July 31, 1997 is as follows:

                    Options Outstanding                           Options Exercisable
-----------------------------------------------------------------------------------------
                               Weighted
                                Average
                               Remaining        Weighted                      Weighted
                Number of     Contractual       Average       Number of       Average
 Price Range      Shares         Life        Exercise Price     Shares     Exercise Price
 -----------------------------------------------------------------------------------------
$0.0004             20,129      7 years             $0.0004       10,533          $0.0004

$5.00 to           145,000     10 years             $5.3103            -          $5.3103
 $5.50

                                Variflex, Inc.

8. STOCK OPTION PLANS (CONTINUED)

Fair Value Disclosures

The weighted average exercise prices and fair market value of stock options using the Black-Scholes option valuation model were as follows:

                                              1997                      1996
                                  ----------------------------------------------------
                                       Fair       Exercise       Fair       Exercise
                                       Value        Price        Value        Price
                                   ----------------------------------------------------
     Exercise price equals market
      value
       of stock at date of grant          $1.25      $  5.00   $    -       $    -
     Exercise price exceeds
      market value
       of stock at date of grant           1.49         5.50        -            -
     Exercise price is less than
      market
       value of stock at date of
        grant                              5.06       0.0004      7.50          0.0004

The weighted average fair values of 1997 and 1996 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

                                                 1997               1996
                                        --------------------------------------
Risk-free interest range                        5.0%               5.0%
Expected life                                 4.3 years          5.0 years
Expected volatility                            .271               .271
Expected dividend yield                        None               None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosure of net income, the estimated fair value of the stock options granted in 1996 and 1997 is amortized as compensation expense over the options' vesting period. The pro forma effect on net income for 1997 and 1996 is not presented because it is not material. However, the pro forma effect on net income for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

                                Variflex, Inc.

9. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                  FIRST           SECOND            THIRD          FOURTH
                           ----------------------------------------------------------------
                                          (In thousands, except per share data)
Year ended July 31, 1997:
 Net sales                         $12,277           $13,844         $14,567        $10,973
 Gross profit                        2,070             2,239           1,726            682
 Net loss                             (261)             (269)           (380)          (895)
                           ----------------------------------------------------------------
 Net loss per share                $  (.04)          $  (.04)        $  (.06)       $  (.15)
                           ================================================================


Year ended July 31, 1996:
 Net sales                         $23,525           $14,283         $21,707        $12,865
 Gross profit                        4,903             2,669           4,297            469
 Net income (loss)                     937               109             707         (1,189)
                           ----------------------------------------------------------------
 Net income (loss) per
  share                            $   .16           $   .02         $   .12        $  (.20)
                           ================================================================

10. ACQUISITIONS

In April 1995, the Company formed a new wholly owned subsidiary, Static Snowboards, Inc., for the purpose of acquiring the assets of Plunkett Snowboards, Inc., an existing snowboard manufacturer. The acquisition was completed in May 1995, in exchange for $100,000 in cash and 25,397 shares of Variflex, Inc. common stock which had a market value of $302,000.

In June 1996, Static Snowboards, Inc. entered into an agreement with another company for the joint manufacture, marketing and distribution of Barfoot(TM) snowboards. The joint agreement contained a purchase option, which the Company exercised in May 1997, thereby acquiring all rights to the Barfoot brand name in exchange for $85,000 in cash.

The Company recorded each of the acquisitions referred to above using the purchase method of accounting. In each case, substantially all of the purchase price was recorded by the Company as goodwill, to be amortized over 15 years.

                                 Variflex, Inc.

                       Valuation and Qualifying Accounts

                        Three years ended July 31, 1997


                                                     ADDITIONS
                                      BALANCE AT      CHARGED       WRITE-OFFS        BALANCE
                                      BEGINNING          TO         CHARGED TO        AT END
                                      OF PERIOD       EXPENSE        ALLOWANCE       OF PERIOD
                                  --------------------------------------------------------------
Year ended July 31, 1997:
Reserves and allowances deducted
from asset accounts:
   Allowance for uncollectible
    accounts                           $  555,000       $100,000        $106,000        $549,000

Year ended July 31, 1996:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for uncollectible
    accounts                           $  911,000   $          -        $356,000        $555,000


Year ended July 31, 1995:
 Reserves and allowances deducted
 from asset accounts:
   Allowance for uncollectible
    accounts                           $1,074,000   $     31,000        $194,000        $911,000
