Form 10-K/A
period 1997-07-31
VARIFLEX INC
filed 1997-11-26
CIK 921366

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                --------------

                                 FORM 10-K / A
                                AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of November 20, 1997 was approximately $14,919,000 based upon the closing sale price of the Registrant's Common Stock on such date.

     Shares of $.001 par value Common Stock outstanding at November 20, 1997:
6,025,397 shares.

                            ----------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     For Part III of the Registrant's Form 10-K for the fiscal year ended July 31, 1997, the Registrant proposed incorporating by reference certain portions of its Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1997 fiscal year. The Proxy Statement will not be filed within the 120 day period and this amendment is being filed by the Registrant before the expiration of the 120 day period to report the information required by Part III of Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     RANDALL L. BISHOP, age 28, was elected to the Company's Board of Directors on November 18, 1997. Mr. Bishop has been employed by REMY Investors, LLC, a private investment and financial management company, and its affiliates (collectively, "Remy") since August 1997 and was previously associated with Remy from July 1993 to July 1995. From September 1995 to June 1997, he attended the Harvard Business School. From April 1992 to June 1993, he was employed by Nitta Corporation. Mr. Bishop received a Bachelor of Arts degree in Japanese from Stanford University and a Masters in Business Administration from the Harvard Business School.

     GERALD I. BOYCE, age 65, served as a member of the Company's Board of Directors from 1990 until his resignation effective November 18, 1997. Mr. Boyce currently serves as a Consultant to the Company. Mr. Boyce joined the Company in 1989 as its President and served in that capacity until 1992. Mr. Boyce was a private business consultant to certain venture capital groups from 1983 to 1990. From 1978 to 1983, Mr. Boyce was Senior Vice President of Huffy Corp. in charge of non-bicycle acquisitions and, from 1973 to 1977, was President of two divisions at Huffy Corp. Mr. Boyce received a Bachelor of Arts degree in Business Administration as well as a Doctorate of Law degree, both from the University of Wisconsin.

     LOREN HILDEBRAND, age 57, was appointed to the Company's Board of Directors in February 1994. Mr. Hildebrand presently is the President and sole director and stockholder of Creative Consultants, a company he founded in 1992 to render consulting services to the toy industry. From May 1994 to September 1997, Mr. Hildebrand was Executive Vice President of Lewis Galoob Toys, Inc., a publicly traded toy manufacturer. From 1989 through 1992 Mr. Hildebrand was Executive Vice President of Toy Soldiers, Inc., a closely held toy company he co-founded which was sold in 1992. From 1987 through 1989 Mr. Hildebrand was Executive Vice President of Sales and Marketing for World of Wonder, a publicly traded manufacturer of toys. In 1987 Mr. Hildebrand retired as Executive Vice President of Sales, Merchandising and Distribution and a member of the Executive Committee of Mattel Toy Company, Inc., a publicly traded manufacturer of toys, with whom he had been employed since 1964. Mr. Hildebrand also served as a director of AFCO Industries, Inc., a wholly owned subsidiary of Mattel. Mr. Hildebrand earned his Bachelor of Arts degree in Economics from Pacific Lutheran University and his Masters of Business Administration degree from the University of Washington Graduate School of Business.

     BARBARA LOSI, age 59, served as a member of the Company's Board of Directors from 1981 until her resignation effective November 18, 1997. Ms. Losi also served as Secretary of the Company from 1980 until her resignation as a director. From 1977 through 1990 she also served as Chief Financial Officer for the Company. Prior to her employment with the Company in 1977, Mrs. Losi had experience in merchandising with Dayton Hudson. Mrs. Losi is married to Raymond
(Ray) H. Losi, who is also a director of the Company.

     RAYMOND (RAY) H. LOSI, age 74, has served on the Board of Directors of the Company since its inception in August 1977. Mr. Losi served as the Chairman of the Board from 1977 until his resignation from that position and the position of Chief Executive Officer effective November 18, 1997. Mr. Losi served as President of the Company from 1977 until 1989, at which time he became Chief Executive Officer. Mr. Losi has 55 years of experience in the junior sporting goods and bulk toys market. Mr. Losi attended Yale University and the University of Connecticut. Mr. Losi is married to Barbara Losi and is the father of Raymond
(Jay) H. Losi II, who is also an officer and director of the Company.

     RAYMOND (JAY) H. LOSI II, age 45, has served as President and Chief Operating Officer of the Company since 1992, as a director since 1985, and effective November 18, 1997 was also named Chief Executive Officer. Prior to 1992, Mr. Losi served as Vice President in charge of Procurement from 1984 and as Vice President in charge of International Sales from 1981. Mr. Losi has directed product development for the Company since its inception in August 1977. Mr. Losi is the son of Raymond (Ray) H. Losi, who is also a director of the Company.

     MARVIN G. MURPHY, age 60, served as a member of the Company's Board of Directors from February 1994 until his resignation effective November 18, 1997. Mr. Murphy also serves on the Board of Directors for two privately held corporations, M.H.C.I., Inc., a manufacturer of sunglasses, which Mr. Murphy founded and has served as a director for since 1983, and VariMed Associates Incorporated, a manufacturer of medical alert products, with whom he has served as a director since January 1993. In 1984 Mr. Murphy founded Varitek Research, Inc., which is a company devoted to research and development of medical devices and manufacturing processes. Varitek thereafter merged into Vision Technologies International, which was also co-founded by Mr. Murphy. Vision Technologies International (since renamed Med Plus) is a publicly traded corporation which manufactures intraocular lenses. Mr. Murphy served as Executive Vice President of Manufacturing and as a member of the Board of Directors of Vision Technologies International until his retirement in 1989. Mr. Murphy was co-founder, Executive Vice President of Manufacturing and a member of the Board of Directors of IOLAB Corporation, a privately held company which was founded in 1977. IOLAB Corporation is a manufacturer of intraocular lenses and was sold to Johnson & Johnson, Inc. in March 1980.

     MARK S. SIEGEL, age 46, was elected to the Company's Board of Directors and Chairman of the Board, on November 18, 1997. Mr. Siegel also serves as Chairman of the Board of Directors of UTI Energy Corp. Mr. Siegel is President of
REMY Investors, LLC and has been associated with Remy since 1993. From 1992 to 1993, Mr. Siegel was President, Music Division, of Blockbuster Entertainment Corp. From 1988 through 1992, Mr. Siegel was an Executive Vice President of Shamrock Holdings, Inc. and Managing Director of Shamrock Capital Advisors, Incorporated. Mr. Siegel received a Bachelor of Arts degree in Philosophy from Colgate University and a Juris Doctor from the University of California at Berkeley (Boalt Hall) School of Law.

     Directors receive no compensation for service as members of the Board. All directors are reimbursed for expenses incurred in connection with attendance at meetings. The Company may grant awards to the directors under the Company's 1994 Stock Plan. Directors serve one year terms and are elected annually at the annual meeting of shareholders.

     The Board of Directors has established a Compensation Committee and an Audit Committee. The Compensation Committee, on which Messrs. Boyce, Hildebrand and Murphy served during fiscal 1997, establishes salaries, incentive and other forms of compensation for officers and other employees, administers the various incentive compensation and benefit plans, and recommends policies relating to such plans. The Audit Committee, on which Messrs. Raymond (Ray) H. Losi, Murphy and Boyce served during fiscal 1997, is responsible for meeting periodically with representatives of the Company's independent public accountants to review the general scope of audit coverage, including consideration of the Company's accounting practices and procedures and system of internal accounting controls, and to report to the Board with respect thereto. The Audit Committee also recommends to the Board of Directors the appointment of the Company's independent auditors.

     The Board of Directors held four meetings in fiscal 1997, and took various actions by unanimous written consent. Except for Mr. Murphy, each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors plus the total number of meetings of all committees of the Board on which he or she served. The Audit Committee and the Compensation Committee each had one meeting in fiscal 1997, each of which was fully attended.

EXECUTIVE OFFICERS

     The names, ages and positions of the executive officers of the Company as of November 17, 1997, are listed below, together with a brief description of such officer's business experience for the past five years, except in the case of those who are also members of the Board of Directors, for whom biographies appear above under the caption: "Directors." Executive officers will be appointed each year by the Board of Directors at its annual meeting following the annual meeting of shareholders and serve for one year or until their successors are chosen and qualify in their stead.

     ROCCO ATTOLICO, age 56, has served as Vice President of Manufacturing since January 1994. Mr. Attolico has been an employee of the Company since July 1991 when he was hired to supervise and direct the Company's shipping, warehousing and order processing functions.

     PAULA COFFMAN, age 33, has been an employee of the Company since June 1984. Since January 1993, she has served as Vice President of Administrative Services. Prior to her appointment as Vice President, Ms. Coffman served the Company as Product and Sales Planning Manager, Sales Administration Manager and Sales Coordinator.

     WARREN F. MARR, age 56, has served as Vice President of Sales since he joined the Company in January 1990.

     WILLIAM B. OGDEN, age 37, has served as Chief Financial Officer of the Company since February 1994. From April 1987 until he joined the Company, Mr. Ogden served as Chief Financial Officer with Cooke Media Group, Inc., a closely held company which owns and operates newspapers and cable television systems. Mr. Ogden is a certified public accountant in the state of California.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended July 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with, except certain inadvertent filing delinquencies relating to the reissuance of certain stock options as described in Item 11 herein, which have since been corrected, as set forth below.

     Messrs. Raymond (Jay) H. Losi II, Rocco Attolico, Warren F. Marr and William B. Ogden and Ms. Paula Coffman each did not timely make a report on Form 5 in respect of the cancellation of stock options previously granted and of the issuance of new stock options at a lower exercise price. As noted, as of the date of the filing of this Amendment, these Section 16(a) reporting delinquencies have been corrected.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, with respect to the Company's fiscal year ended July 31, 1997, compensation paid by the Company to its principal executive officer, its Chief Executive Officer and the Company's other executive officers whose total annual salary and bonuses exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                 Long-Term Compensation
                                  --------------------------------------------------------------------------

                                                                                   Securities   All Other
    Name and Principal               Fiscal                         Other Annual   Underlying   Compensation
         Position                     Year     Salary      Bonus      Compensation   Options        (1)
------------------------------------------------------------------------------------------------------------
Raymond (Jay) H. Losi II               1997   $300,000   $    -     $     *            90,000   $        -
  President and Chief                  1996    300,000        -     *                     -            3,997
  Operating Officer                    1995    300,000    180,000   *                     -            3,077
  (Principal Executive Officer)

Raymond (Ray) H. Losi                  1997   $131,731   $    -     $     *               -     $        -
  Chief Executive Officer              1996    150,000        -     *                     -              -
                                       1995    150,000        -     *                     -              -

Warren F. Marr                         1997   $142,659   $  1,000   $     *            23,951   $        -
  Vice President of Sales              1996    133,757      7,500   *                   2,667          8,200
                                       1995    125,171     75,000   *                   1,379          4,749

William B. Ogden                       1997   $131,652   $  1,000   $     *            12,500   $        -
  Chief Financial Officer              1996    127,382      2,500   *                     -            7,790
                                       1995    118,963     39,000   *                     -              -

-----------------
* Any perquisites and other personal benefits, securities or property are less than $50,000 and less than 10% of total annual salary and bonus reported for the named executive officer.

(1) Amounts represent Company annual contributions to the Defined Benefit Pension Plan and Trust, which was terminated effective July 31, 1997.

                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                            DURING FISCAL YEAR 1997


                                             Percent
                                            of Total                                 Potential Realizable Value at
                                             Options                                  Assumed Annual Rates of Stock
                             Number of     Granted to                              Price Appreciation for Option Terms
Name of Executive             Options       Employees    Exercise   Expiration    -------------------------------------
   Officer                   Granted(1)     in FY1997     Price      Date (2)       0%            5%           10%
-----------------------------------------------------------------------------------------------------------------------
Raymond (Jay) H. Losi II       90,000            60.4%    $  5.50      6/13/07          -        $238,003      $672,184
Raymond (Ray) H. Losi             -                -          -                         -             -             -
Warren F. Marr                 20,000            13.4%       5.00      6/13/07          -          62,889       159,374
Warren F. Marr                  3,951             2.7%     0.0004      4/16/07      $20,000        32,579        51,878
William B. Ogden               12,500             8.4%       5.00      6/13/07                     39,306        99,609

-------------------
(1) Other than the 3,951 options granted to Mr. Marr on April 16, 1997, each of the options granted to executive officers during fiscal year 1997 were granted in connection with the cancellation of existing stock options with a higher exercise price. The options granted to Mr. Losi II vest in twenty percent cumulative increments beginning on January 1, 1998. The options granted to Mr. Ogden vest 80% on January 1, 1998 and the remaining 20% on January 1, 1999. Of the options granted to Mr. Marr, 20,000 vest 80% on January 1, 1998 and the remaining 20% on January 1, 1999, and 3,951 vest in twenty percent cumulative increments beginning April 16, 1998.

(2) All options were granted subject to earlier termination upon certain events related to termination of employment.

           FY 1997 OPTIONS EXERCISE AND FY 1997 YEAR-END VALUE TABLE

                                                                                       Value of Unexercised
                                                         Number of Options             In-The-Money-Options
                                                          At End - FY 1997                At End-FY 1997
                                      Acquired   --------------------------------------------------------------
Name of Executive Officer            on Exercise    Exercisable   Unexercisable    Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------
Raymond (Jay) H. Losi II                  -             -           90,000             -                -
Raymond (Ray) H. Losi                     -             -                -             -                -
Warren F. Marr                            -        10,533           29,596       $51,348          $46,781
William B. Ogden                          -             -           12,500             -                -

                     REPORT ON REISSUANCE OF STOCK OPTIONS

     On June 23, 1997, the Board of Directors terminated all of the incentive stock option plans and stock options originally granted in April 1994, and granted new incentive stock options under the 1994 Stock Plan. This exchange of options was an acknowledgment by the Board of the importance to the Company of having equity incentives available to key employees and its determination that the existing options, which were exercisable at a price significantly above the current market price of the stock, did not provide the compensatory incentive they were intended to provide at the time of their grant. Further information with respect to these actions as they relate to executive officers of the Company is set forth in the following table.

                            Options Terminated         New Options Issued                          Length of
                         ------------------------   ------------------------                        Original
                            Number of               Number of                       Market Price   Option Term
                            Securities              Securities                      of Stock at     Remaining
Name of Executive           Underlying   Exercise   Underlying       Exercise         Time of      at Time of
Officer                      Options      Price      Options          Price          Reissuance    Reissuance
--------------------------------------------------------------------------------------------------------------

Raymond (Jay) H. Losi II     180,000     $15.50       90,000         $5.50             $5.00         7 years
Raymond (Ray) H. Losi            -          -
Warren F. Marr                40,000      15.50       20,000          5.00              5.00         7 years
William B. Ogden              25,000      15.50       12,500          5.00              5.00         7 years


EMPLOYMENT RELATED AGREEMENTS

     In April 1994, the Company entered into employment agreements with Mr. Raymond (Ray) H. Losi as Chief Executive Officer, Mr. Raymond (Jay) H. Losi II as President and Chief Operating Officer, Mr. William B. Ogden as Chief Financial Officer, Mr. Rocco Attolico as Vice President of Manufacturing, Mr. Warren F. Marr as Vice President of Sales, and Ms. Paula Coffman as Vice President of Administrative Services. On November 18, 1997, Mr. Raymond (Ray) H. Losi's employment agreement was terminated and he entered into a Consulting Agreement with the Company as further described in Item 13, "Certain Relationships and Related Transactions" below. The employment agreement for Mr. Raymond (Jay) H. Losi II provides for a three year initial term, while the employment agreements for Messrs. Ogden, Attolico and Marr and Ms. Coffman provide for one year initial terms. Each employment agreement renews automatically following the expiration of its initial term unless 60 days prior written notice is given. Pursuant to such automatic renewal provisions, the Company's agreement with Mr. Raymond (Jay) H. Losi II renews for one additional three year period, while the Company's agreements with Messrs. Ogden, Attolico and Marr and Ms. Coffman each renew for one additional one year period. Each employment agreement requires that the employee devote his or her entire time to the performance of his or her executive obligations.

     Each of the employment agreements includes the following provisions relating to termination for cause: (i) the Company may terminate the employment of an executive if the executive willfully breaches or habitually neglects his duties or commits such acts of dishonesty, fraud or misrepresentation as would prevent the effective performance of his duties; (ii) the executive may terminate his or her employment with the Company if the Company breaches or fails to fulfill any representations, warranties or covenants entered into with the executive, demotes the executive, requires the executive to participate in any felony or other crime, commits any act which adversely reflects upon the name and reputation of the executive, if there is a change in control of the Company or if the Company engages in other conduct constituting legal cause for termination. Except for the employment agreement with Raymond (Jay) H. Losi II, each of the employment agreements includes the following provisions relating to termination without cause: (i) the employment of an executive shall terminate automatically upon the death of the executive; (ii) the employment of an executive may terminate at the Company's election if the executive is prevented from discharging his duties under the agreement for a period of 60 days due to any physical or mental disability; or (iii) the employment of the executive may be terminated at the executive's election upon 90 days written notice to the Company. If Mr. Raymond (Jay) H. Losi II terminates the agreement for cause pursuant to clause (ii) of the first sentence of this paragraph, he is entitled to receive, in lieu of any other remedy, three years base salary. The employment of Raymond (Jay) H. Losi II terminates without cause upon his death, or at the Company's election if he is unable to discharge his duties due to any physical or mental disability for a period of 30 days.

     As base compensation under their respective employment agreements, Mr. Raymond (Jay) H. Losi II receives $300,000 per year, Mr. Ogden receives $131,652 per year, Mr. Attolico receives $79,500 per year, Mr. Marr receives $137,376 per year and Ms. Coffman receives $68,065 per year. Base compensation for each employee is reviewed at least once per year and may be increased at the discretion of the Board of Directors. Messrs. Raymond (Jay) H. Losi II, Marr and Attolico and Ms. Coffman also are entitled under their employment agreements to auto allowances of $1,000, $500, $400 and $500 per month, respectively.

     During fiscal 1994, the Company entered into a consulting agreement with Mr. Gerald I. Boyce, past President of the Company and a member of the Board of Directors from 1990 until his resignation effective November 18, 1997, for a one-year term stated to expire December 31, 1994. Since that date, Mr. Boyce has continued to perform the duties provided for under that agreement and the Company has continued to compensate Mr. Boyce at the rate of $50,000 per year and provide health insurance as provided for in that agreement.

     The employees and consultants who have entered into the agreements noted above have, pursuant to the terms of such agreements, covenanted that they shall not, for specified periods, compete with the Company within certain specified geographic areas, or solicit the Company's employees or customers. Mr. Boyce has so covenanted for a period of two years following the termination of his services, and Messrs. Raymond (Jay) H. Losi II, Ogden, Attolico and Marr and Ms. Coffman have so covenanted for a period of one year following the termination of each of their employmnet or services. In addition, these employees have covenanted to return all proprietary information to the Company following the termination of their respective employment agreements, and not use or disclose any confidential information of the Company.

     Mrs. Barbara Losi, a member of the Board of Directors from 1981 until her resignation effective November 18, 1997, received $15,500 in fiscal 1997 as compensation for her services as an officer. In addition, the Company has agreed to provide her with health insurance for life in connection with her previous rendering of services to the Company.

     Also see Item 13, "Certain Relationships and Related Transactions" below.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Boyce, Hildebrand and Murphy, the three non-employee directors, served as members of the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") during fiscal 1997. None of the executive officers or directors is a director on any other board which relationship would be construed to constitute a compensation committee interlock within the meaning of the proxy rules of the Securities and Exchange Commission. Mr. Boyce was the President of the Company from 1989 to 1992. As discussed in Item 13, the Company continues to compensate Mr. Boyce pursuant to a consulting agreement.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment in whole or in part, the following Report of the Compensation Committee and Performance Graph for Variflex, Inc., on Executive Compensation shall not be incorporated by reference in any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee was established by the Board of Directors in March 1994 and this report discloses the Compensation Committee's compensation policies applicable to the Company's executive officers since that time.

     The Company's compensation program for executive officers is primarily comprised of base salary, an annual incentive based on the achievement of financial performance objectives, and long-term incentives in the form of stock option grants. Executives also participate in various other benefits plans, including a health insurance plan generally available to all employees of the Company.

     It is the Company's philosophy to pay base salaries and annual incentives to executives at or above medium competitive levels for similarly-situated companies based on the achievement of stretch performance objectives. Stock option grants are intended to result in minimal or no rewards if the stock price does not appreciate, but may provide substantial rewards to executives as stockholders benefit from stock price appreciation. An important objective of the Compensation Committee is to ensure that the compensation practices of the Company are competitive and effectively designed to attract, retain and motivate highly qualified personnel. In that regard, the Company's executive compensation program is designed to reward and retain executives who are capable of leading the Company in achieving its strategic and financial objectives.

     Base Salary. Base salaries for executive positions are established relative to comparable positions in similarly-sized consumer goods manufacturing and distribution companies. The Committee has access to salary surveys and outside compensation consultants to help determine the relevant competitive pay levels. In determining salaries the Compensation Committee also takes into account individual experience and performance, equity relative to other positions within the Company, and specific issues particular to the Company. The Company has determined that base salaries for the six top officers are between the 50th and 75th percentile levels of comparative companies.

     Annual Incentives. The top six executive officers are eligible for annual incentives based on the achievement of predetermined after-tax net income and individual objectives. These objectives are established by the Board annually and represent stretch levels of achievement. The performance measures and levels are reviewed annually to ensure that the plan supports the objectives of the strategic plan and is consistent with the competitive labor market.

     Stock Option Grants. The Company strongly believes in tying employee rewards directly to the long-term success of the Company and increases in stockholder value through grants of executive stock options. Stock grants will also enable employees to develop and maintain a significant stock ownership position in the Company's common stock. See "Report on Reissuance of Stock Options" above.

     Other Benefits. Executive officers are eligible to participate in benefits programs designed for all full-time employees of the Company. Other all-employee benefits programs include medical, dental, long-term disability and life insurance coverage.

     1997 Compensation. During fiscal 1997 the Company's revenues decreased 29% from the prior year and the Company incurred a net loss of $1,805,000 versus net income of $564,000 during the prior fiscal year. However, the Company made substantial progress in the growth of its snowboard operations and the design and development of new products. Based on this performance, only selective cost-of-living and merit salary increases were implemented during the year and minimal cash bonuses were given during the year to the Company's executive officers. Existing incentive stock options were terminated during the year and replaced with new options having lower exercise prices; see "Report on Reissuance of Stock Options" above. If the Company's operating results improve in fiscal 1998, the Company anticipates implementing a program of regular merit salary adjustments for executive officers together with other forms of compensation such as cash incentive bonuses and/or stock option awards.

     Benefit Plan Replacement. During fiscal 1997 the Board of Directors, at the recommendation of both the Company's independent auditors and its pension plan accountants, terminated the Company's Defined Benefit Plan effective July 31, 1997 and launched in its place a discretionary defined contribution plan. This change was made to take advantage of the fact that the assets in the Defined Benefit Plan had appreciated to a level that exceeded the present value of accrued benefit obligations at the time of this action. The Board's decision was also intended to reduce potential exposure to the Company, considering the fact that under the Defined Benefit Plan, a decline in the value of plan assets, if it occurred, could have to be made up through contributions from the Company. The new defined contribution plan was implemented effective August 1, 1997, and is intended to offer employees greater long-term benefits at lower costs to the Company compared to the Defined Benefit Plan. Participation and vesting requirements are essentially the same under the defined contribution plan as compared to the Defined Benefit Plan.

     CEO Compensation. As with the other executive officers of the Company, total compensation for the President, Mr. Raymond (Jay) H. Losi II is delivered through a combination of base salary, annual incentive, stock options and standard benefits afforded to all employees. Mr. Losi's base pay and annual incentive awards of $300,000 and $0, respectively, result in total cash at between the 50th and 75th percentile of similar sized consumer goods manufacturing and distribution companies.

     With respect to the above matters, the Compensation Committee submits this report.

     COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     Gerald I. Boyce
     Loren Hildebrand
     Marvin G. Murphy

PERFORMANCE GRAPH

     The following is a graph which compares the Company's cumulative total stockholder return on the Common Stock with the cumulative total return on the NASDAQ Stock Market-U.S. Index and the NASDAQ Non-Financial Stock Index from June 17, 1994, the date of the Company's initial public offering, through July 31, 1997, the last day of fiscal 1997. The cumulative total shareholder return is based on $100 invested in Common Stock of the Company and in the respective indices on June 17, 1994 (including reinvestment of dividends):



                COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*
             AMONG VARIFLEX, THE NASDAQ STOCK MARKET (U.S.) INDEX
                      AND THE NASDAQ NON-FINANCIAL INDEX

                        PERFORMANCE GRAPH APPEARS HERE

Measurement Period                          NASDAQ        NASDAQ
                                            STOCK          NON-
(Fiscal Year Covered)         VARIFLEX      MARKET(USA)   FINANCIAL
-------------------          ----------     ---------     ----------
Measurement Pt- 6/17/94      $100           $100          $100
FOR QUARTER ENDED  7/94      $110           $ 99          $ 99
FOR QUARTER ENDED 10/94      $132           $107          $109
FOR QUARTER ENDED  1/94      $ 98           $104          $105
FOR QUARTER ENDED  4/95      $103           $117          $119
FOR QUARTER ENDED  7/95      $ 92           $139          $143
FOR QUARTER ENDED 10/95      $ 54           $144          $146
FOR QUARTER ENDED  1/96      $ 50           $147          $148
FOR QUARTER ENDED  4/96      $ 53           $166          $170
FOR QUARTER ENDED  7/96      $ 39           $151          $151
FOR QUARTER ENDED 10/96      $ 37           $170          $169
FOR QUARTER ENDED  1/97      $ 35           $193          $193
FOR QUARTER ENDED  4/97      $ 32           $176          $173
FOR QUARTER ENDED  7/97      $ 31           $223          $220

------------
* $100 INVESTED ON 6/17/94 IN STOCK OR INDEX -
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING JULY 31.

iTEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of Common Stock as of November 18, 1997 of each of the Company's directors, each person (and certain related individuals) known by the Company to own beneficially more than 5% of the Common Stock, and each of the executive officers named in the Summary Compensation Table above.

                                                                                      Shares
Officers, Directors                                                                 Beneficially
and 5% Stockholders (1)                                                                Owned (2)
-----------------------                                                   -------------------------------------
                                                                                 Number              Percent
                                                                          ---------------------   --------------
Raymond (Ray) H. Losi (3)                                                       446,575(4)(10)         7.17%
Raymond (Jay) H. Losi II (3)                                                  1,429,415(5)(10)        23.27%
Eileen Losi (3)                                                                 120,000(6)(10)         1.99%
Barbara Losi (3)                                                                206,438(7)(10)         3.43%
Warren F. Marr                                                                   26,533                0.44%
William B. Ogden                                                                 10,000                0.17%
Loren Hildebrand                                                                  2,000                0.03%
Mark S. Siegel                                                                2,066,667(8)(10)        32.16%
Randall L. Bishop                                                                    - (10)               -
REMY Capital Partners IV, L.P.                                                2,066,667(8)(10)        32.16%
Dimensional Fund Advisors Inc.                                                  313,900(9)             5.21%

All directors and executive officers as a group (9 persons)                   3,991,390               58.78%

---------------------
(1) Unless otherwise indicated, the address of persons listed in this column is c/o Variflex, Inc., 5152 N. Commerce Avenue, Moorpark, CA 93021.

(2) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Shares of common stock which may be acquired within 60 days of November 18, 1997, though the exercise of options, or otherwise, is as follows: Mr. Raymond (Jay) H. Losi II, 18,000 shares; Mr. Warren F. Marr, 26,533; Mr. William B. Ogden, 10,000; Mr. Rocco Attolico, 5,000; and Ms. Paula Coffman, 5,000.

(3)  Mr. Raymond (Ray) H. Losi and Mrs. Barbara Losi are married. Mr. Raymond
     (Jay) H. Losi II is the son of Mr. Raymond (Ray) H. Losi and his prior spouse, Ms. Eileen Losi.

(4) Includes shares held by Mr. Raymond (Ray) H. Losi as Trustee of the 1989 Raymond H. Losi Revocable Trust under declaration of trust dated January 23, 1989, for benefit of Raymond (Ray) H. Losi. Although Mr. Losi is married to Mrs. Barbara Losi, the shares retain their identity as the sole and separate property of the beneficiary of the trust (Mr. Raymond (Ray) H.
     Losi). Also includes 200,000 warrants currently exercisable to purchase Common Stock. See Item 13, "Certain Relationships and Related Transactions."

(5) Includes 807,507 shares held by Losi Enterprises Limited Partnership, of which Losi Properties, Inc., a corporation whose sole stockholder is the 1989 Raymond H. Losi II Revocable Trust, of which Mr. Raymond (Jay) H. Losi II is a Trustee, is a general partner. Also includes 120,000 shares held by the Jay and Kathy Losi Revocable Trust dated January 1, 1989, for which Mr. Raymond (Jay) H. Losi II and his spouse are beneficiaries. Also includes 263,908 shares held by EML Enterprises Limited Partnership, of which Mr. Raymond (Jay) H. Losi II is a Trustee of the general partner, and 120,000 shares held by Mrs. Eileen Losi through the Eileen Losi Revocable Trust, for which Mr. Raymond (Jay) H. Losi II is a Trustee. Also includes 100,000 warrants currently exercisable to purchase Common Stock. See Item 13, "Certain Relationships and Related Transactions."

(6) Shares held by Mrs. Eileen Losi as a Trustee of the Eileen Losi Revocable Trust under declaration of trust dated October 13, 1993 for benefit of Eileen Losi.

(7) Includes 106,438 shares held by Mrs. Barbara Losi as Trustee of the 1989 Barbara Losi Revocable Trust under declaration of trust dated January 31, 1989, for benefit of Barbara Losi. Although Mrs. Losi is married to Mr. Raymond (Ray) H. Losi, the shares retain their identity as the sole and separate property of the beneficiary of the trust (Mrs. Barbara Losi). Also includes 100,000 shares owned by The BL 1995 Limited Partnership, of which BL Holdings, Inc., a corporation owned solely by Barbara Losi, is a general partner.

(8) REMY Capital Partners IV, L.P. ("REMY IV") owns 1,666,667 shares of Common Stock and 400,000 warrants currently exercisable to purchase Common Stock. The General Partner of REMY IV is REMY Investors, L.L.C. ("REMY LLC"), and the Managing Member for REMY LLC is Mark S. Siegel, the Company's Chairman of the Board. The address of REMY IV, REMY LLC and Mr. Siegel is 1801 Century Park East, Suite 1111, Los Angeles, California 90067.

(9) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 313,900 shares of Variflex, Inc. stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The address for Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(10) As a result of the Voting Rights Agreement described below, Raymond (Ray)
     H. Losi, Raymond (Jay) H. Losi II, Eileen Losi, Barbara Losi, Mark S. Siegel, Randall L. Bishop and REMY Capital Partners IV, L.P. may be deemed to beneficially own 4,175,396 shares (or 61.92%) of Common Stock.

CHANGES IN CONTROL

     In reference to the transaction described in Item 13 below, in certain circumstances the Voting Rights Agreement contemplates that parties to the transaction might have the right to designate a majority of the Board of Directors of the Company or increase their designation on the Board of Directors to 50% of the Board which, under certain circumstances, could raise the issue of change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 18, 1997, a Stock Purchase Agreement was entered into by REMY Capital Partners IV, L.P. as buyer ("Remy") and The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership, as sellers (the "Losi Partnerships"), pursuant to which Remy purchased 1,666,667 of the outstanding shares of Common Stock of the Company held by the Losi Partnerships at a price of $5.50 per share (the "Transaction"). Raymond H. Losi, Raymond H. Losi II, Barbara Losi, Eileen M. Losi and Diane K. Losi Coletti (the "Losi Family") may be deemed to have an interest in one or more of the Losi Partnerships. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     In accordance with the terms of the Transaction, the Company entered into consulting agreements with each of Raymond H. Losi, who resigned as Chairman of the Board and Chief Executive Officer of the Company, and Remy (the "Consulting Agreements"), pursuant to which Raymond H. Losi and Remy will each act as independent consultants for a period of two years. As compensation under the Consulting Agreements, Remy is to receive warrants to purchase 400,000 shares of the Company's Common Stock at a price of $5.10 per share (the "Warrant Share Price") and registration rights, and Raymond H. Losi is to receive a fee of $100,000 per year, two leased automobiles, including auto insurance, health insurance and warrants to purchase 200,000 shares of the Company's Common Stock at the Warrant Share Price. The warrants issued to Raymond H. Losi, as well as warrants to purchase 100,000 shares of the Company's Common Stock at the Warrant Share Price that were issued to Raymond H. Losi II in accordance with the amendment of his employment agreement (together, the "Warrants"), were issued by the Company in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Warrants and the warrants issued to Remy are assignable after February 1, 1998 and expire on November 18, 2004. In accordance with the terms of the Transaction, the Company also granted certain registration rights to each of Remy and Raymond H. Losi II, giving them each three demand rights to require the Company to file a registration statement with the Securities and Exchange Commission with respect to the shares of the Company's Common Stock which either of them or their affiliates hold, and also granted certain piggyback registration rights.

     Also in connection with the Transaction, a Voting Rights Agreement was entered into among entities controlled by the Losi Family that hold Common Stock of the Company (the "Losi Entities") and Remy (the "Voting Rights Agreement") pursuant to which the parties agreed to the procedures the parties would follow in nominating and voting for directors of the Company. Subject to certain adjustments in the event that the holdings of Common Stock of Remy, on one hand, or the Losi Entities, on the other hand, decline to certain levels, the Voting Rights Agreement stipulates that, beginning in 1998, at each annual meeting of the Company, the parties will vote the shares of Common Stock of the Company owned by them for six directors, of which two directors shall be nominated by Remy, two directors shall be nominated by the Losi Entities and two independent directors shall be agreed to by the Losi Entities and Remy. Currently, Raymond
H. Losi and Raymond H. Losi II are the designees of the Losi Entities, and Mark
S. Siegel and Randall L. Bishop are the designees of Remy. The Voting Rights Agreement also grants (i) Remy the right of first offer with respect to any Common Stock of the Company that the Losi Entities desire to sell or transfer to anyone other than "a Permitted Transferee" (as defined in the Voting Rights Agreement) and (ii) the Losi Entities a reciprocal right of first offer with respect to Common Stock of the Company held by Remy.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VARIFLEX, INC.


November 26, 1997                    By  /s/    RAYMOND H. LOSI II
                                         --------------------------------------
                                         Raymond H. Losi II
                                         President (Principal Executive Officer)