Form 10-Q
period 1997-10-31
VARIFLEX INC
filed 1997-12-12
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended:                        Commission File No.:
     October 31, 1997                                  0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                 95-3164466
(State or other jurisdiction of         (IRS Employer Identification Number)
incorporation or organization)


                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322

        ---------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                        -----       ------


As of December 11, 1997, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX



                                                                   Page No.
                                                                   --------

Part I  -  Financial Information

    Item 1.  Financial Statements

     Consolidated Balance Sheets
     October 31, 1997 and July 31, 1997..........................   3

     Consolidated Statements of Operations
     Three Months Ended October 31, 1997 and 1996................   4

     Consolidated Statements of Cash Flows
     Three Months Ended October 31, 1997 and 1996................   5

     Notes to Consolidated Financial Statements..................   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................  7

Part II  - Other Information

    Item 6.  Exhibits and Reports on Form 8-K....................  10


                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements


                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  October 31,  July 31,
                                                                      1997       1997
                                                                  -----------  --------
ASSETS                                                            (Unaudited)
     Current assets:
         Cash and cash equivalents                                   $6,529     $7,823
         Trade accounts receivable, less allowances of $576 and
             $549 as of October 31, 1997 and July 31, 1997,
             respectively                                            12,761      9,600
         Inventory (finished goods)                                   5,924      7,798
         Inventory (raw materials and work-in-process)                1,480      1,908
         Deferred income taxes                                          914        784
         Prepaid expenses and other current assets                    2,594      2,131
                                                                    -------    -------
                            Total current assets                     30,202     30,044
     Property and equipment, net                                      1,999      2,154
     Long-term debt securities available for sale                    17,320     14,959
     Other assets                                                       765        736
                                                                    -------    -------
     Total assets                                                   $50,286    $47,893
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Trade acceptances payable                                   $1,546      $570
         Accounts payable                                             1,079       677
         Accrued warranty                                               660       720
         Accrued salaries and related liabilities                       337       349
         Accrued co-op advertising                                    2,261     1,859
         Accrued returns and allowances                                 607       173
         Other accrued expenses                                         694       445
                                                                    -------    -------
                            Total current liabilities                 7,184     4,793

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                   -         -
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of October 31, 1997 and July 31, 1997                        9         9
         Additional paid-in capital                                  21,023    21,023
         Retained earnings                                           22,070    22,068
                                                                    -------    -------
     Total stockholders' equity                                      43,102    43,100
                                                                    -------    -------
     Total liabilities and stockholders' equity                     $50,286   $47,893
                                                                    =======    =======

                            See accompanying notes.

                                   VARIFLEX,
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                            Three months ended
                                                                                October 31,
                                                                        ------------------------
                                                                         1997              1996
                                                                         ----              ----

Net sales                                                                $13,659         $12,277
Cost of goods sold                                                        11,498          10,207
                                                                         -------         -------
Gross profit                                                               2,161           2,070
                                                                         -------         -------
Operating expenses:
       Selling and marketing                                               1,462           1,611
       General and administrative                                          1,099           1,223
                                                                         -------         -------
Total operating expenses                                                   2,561           2,834
                                                                         -------         -------
Loss from operations                                                        (400)           (764)
                                                                         -------         -------
Other income (expense):
       Interest expense                                                      -                (4)
       Interest income and other                                             256             248
                                                                         -------         -------
Total other income (expense)                                                 256             244
                                                                         -------         -------
Loss before income taxes                                                    (144)           (520)
(Benefit from) provision for income taxes                                   (123)           (259)
                                                                         -------         -------
Net loss                                                                    ($21)          ($261)
                                                                         =======         =======
Loss per share of common stock:

Net loss per share                                                        ($0.00)         ($0.04)
                                                                         =======         =======

Weighted average number of common shares outstanding                       6,025           6,041
                                                                         =======         =======



                            See accompanying notes

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    Three months ended
                                                                       October 31,
                                                                    1997          1996
                                                                    ----          ----
OPERATING ACTIVITIES
Net loss                                                           ($21)        ($261)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                   287           327
    Deferred income taxes                                          (130)          189
    Changes in operating assets and liabilities:
        Trade accounts receivable                                (3,161)          955
        Inventory                                                 2,302          (139)
        Prepaid expenses and other current assets                  (463)        1,132
        Trade acceptances payable                                   976         2,220
        Accounts payable                                            402           227
        Other current liabilities                                 1,013           521
                                                                 ------        ------
Net cash provided by operating activities                         1,205         5,171
                                                                 ------        ------
INVESTING ACTIVITIES
Purchases of property and equipment                                 (76)          (45)
Gross purchases of available-for-sale securities                 (3,435)       (3,071)
Gross sales of available-for-sale securities                      1,050           -
Other assets                                                        (38)          (56)
                                                                 ------        ------
Net cash used in investing activities                            (2,499)       (3,172)
                                                                 ------        ------
FINANCING ACTIVITIES                                                -             -

Net increase (decrease) in cash                                  (1,294)        1,999
Cash at beginning of period                                       7,823         3,351
                                                                 ------        ------
Cash at end of period                                            $6,529        $5,350
                                                                 ======        ======
Cash paid during the period for:
   Interest                                                         -              $4
   Income taxes                                                     -             -


                            See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.


NOTE 2.  SUBSEQUENT EVENT

     As disclosed in further detail in the Company's Form 8-K filed with the Securities and Exchange Commission on November 26, 1997, on November 18, 1997, Remy Capital Partners IV, L.P., a private investment partnership ("Remy"), acquired approximately 28 percent of the common stock of the Company. Remy purchased stock from entities controlled by Raymond H. Losi, a co-founder of the Company, and other members of the Losi family, for $9.2 million, or $5.50 per share (the "Transaction"). In connection with the Transaction, the Company entered into certain agreements with Raymond H. Losi, Raymond H. Losi, II and Remy, pursuant to which, among other things, the Company issued warrants to purchase a total of 700,000 shares of the Company's Common Stock at a price of $5.10 per share. Also in connection with the Transaction, Mark S. Siegel and Randall L. Bishop were appointed to the Company's Board of Directors, and Gerald
I. Boyce, Barbara Losi and Marvin G. Murphy resigned as directors; Mr. Siegel will assume the position of Chairman of the Board, succeeding Raymond H. Losi, who will continue to serve as a director, and Raymond H. Losi, II, the Company's President and Chief Operating Officer, was named Chief Executive Officer.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


     RESULTS OF OPERATIONS
     ---------------------

     NET SALES.   Net sales for the first quarter of fiscal 1998 (the quarter
     ---------
ended October 31, 1997) totaled $13,659,000, representing an increase of $1,382,000, or 11%, from net sales of $12,277,000 for the first quarter of fiscal 1997. This increase was primarily due to an increase in sales of the Company's in-line skates, as well as a smaller increase in sales of athletic protective equipment. Sales also benefited from the introduction after the first quarter of fiscal 1997 of new products such as children's scooters, snowboards for the mass market and the Quik Shade(TM) instant canopy. These increases were partially offset by declines in sales of skateboards, specialty market snowboards and bicycle and recreational safety helmets and the discontinuance of the Company's Static brand of high-end in-line skates during fiscal 1997. In addition, net sales were adversely affected by competitive pressure, which caused sale prices to decline in substantially all of the Company's product categories.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                                       Quarter Ended October 31,
                                                                         1997              1996
                                                                         -----              ----
     In-line skates                                                     67%                 64%
     Athletic protective equipment                                       6%                  5%
     Bicycle and recreational safety helmets                             3%                  4%
     Skateboards and scooters                                           16%                 21%
     Snowboards and accessories                                          7%                  6%
     Canopies                                                            1%                  -
     Other                                                              (*)                 (*)
                                                                      ----                ----
            Total                                                      100%                100%
                                                                      ====                ====

----------------------------------
(*)  Less than one-half of one percent.

     Sales to the Company's four largest accounts, each of which is a major mass market merchandiser, represented approximately 74% of the Company's gross sales during the first quarter of fiscal 1998, compared to 57% during the first quarter of fiscal 1997. First quarter shipments to each of these accounts were significantly higher than a year ago, primarily due to heavier in-store inventories last year leading into the holiday season, particularly in the in-line skate, protective equipment and helmet categories, as discussed above.

     GROSS PROFIT.  Gross profit for the first quarter of fiscal 1998 increased
     ------------
by $91,000, or 4%, compared to the first quarter of fiscal 1997. The Company's gross profit margin as a percentage of net sales was 15.8% for the quarter ended October 31, 1997, compared to 16.9% for the quarter ended October 31, 1996. The decrease in gross margin percentage is the result of several factors, including the impact of price discounts offered in connection with the close-out of certain models of in-line skates, as well as general downward pressure on sales prices, particularly with respect to in-line skates, bicycle safety helmets and snowboards, in response to competitive pressures in the marketplace. The Company's gross margin of 15.8% for the first quarter of fiscal 1998 represents an increase from 13.0% for the fiscal year ended July 31, 1997. However, there can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset downward pressure on sales prices and improve or sustain present gross profit margins.

     OPERATING EXPENSES.  The Company's operating expenses (consisting of
     ------------------
selling and marketing expenses and general and administrative expenses) for the first quarter of fiscal 1998 totaled $2,561,000, or 18.7% of net sales, compared to $2,834,000, or 23.1% of net sales, for the first quarter of fiscal 1997.

     Selling and marketing expenses decreased $149,000, or 9%, to $1,462,000 for the quarter ended October 31, 1997. Selling and marketing expenses for the first quarter of fiscal 1998 thus amounted to 10.7% of net sales, compared to 13.1% during the first quarter of fiscal 1997. The decrease in selling and marketing expenses, both in dollars and as a percentage of net sales, is primarily due to decreases in co-op advertising expense as the result of reductions in various advertising programs, including programs that are based on a percentage of sales and others that are fixed dollar allowances.

     General and administrative expenses decreased $124,000, or 10%, to $1,099,000 for the quarter ended October 31, 1997. General and administrative expenses for the first quarter of fiscal 1998 thus amounted to 8.0% of net sales, compared to 10.0% during the first quarter of fiscal 1997. The decrease in general and administrative expenses is primarily due to decreases in bad debt expense, donations, costs associated with the Company's benefit plans and insurance expense.


     OTHER INCOME (EXPENSE).  Other income increased $12,000, or 5%, to $256,000
     ----------------------
for the first quarter of fiscal 1998. This increase is primarily due to an increase in interest income as a result of generally higher balances of cash and marketable securities investments during the quarter compared to the prior year. The Company incurred no interest expense during the first quarter of fiscal 1998, compared to $4,000 during the first quarter of the prior year.

     (BENEFIT FROM) PROVISION FOR INCOME TAXES.  The Company's benefit from
     -----------------------------------------
income taxes for the first quarter of fiscal 1998 was ($123,000), or (85.4%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the quarter, compared to a benefit from income taxes of ($259,000), or (49.8%) of loss before income taxes, for the first quarter of fiscal 1997. The Company's effective tax rates differ from the federal statutory rate primarily due to interest income, most of which is exempt from federal income taxes due to the nature of the investments from which it is derived.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company has a credit agreement with a major bank providing a $7,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1998, is unsecured and contains certain financial covenants which the Company must satisfy.

     The Company had cash of $6,529,000 on hand as of October 31, 1997, compared to $7,823,000 as of July 31, 1997. Cash and marketable securities available for sale totaled $23,849,000 as of October 31, 1997, compared to $22,782,000 as of July 31, 1996. Net working capital as of October 31, 1997 was $23,018,000, compared to $25,251,000 as of July 31, 1997, and the Company's current ratio was 4.1:1 as of October 31, 1997, compared to 6.3:1 as of July 31, 1997. The decreases in working capital and current ratio are due to the net loss incurred during fiscal 1997, as well as additional investments of cash in long-term marketable securities.

     The Company had no long-term debt as of October 31, 1997 and 1996. The Company had net stockholders' equity of $43,102,000 as of October 31, 1997, compared to $43,100,000 as of July 31, 1997, with the difference due to operating results for the first quarter of fiscal 1998, as well as fluctuations in unrealized gains and losses on marketable securities investments.

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

     VARIFLEX, INC.



December 11, 1997        /s/  Raymond H. Losi II
                         -----------------------
                         Raymond H. Losi II
                         President (Principal Executive Officer)



December 11, 1997        /s/  William B. Ogden
                         ---------------------
                         William B. Ogden
                         Chief Financial Officer (Principal Financial
                           and Accounting Officer)