Form 10-Q
period 1998-01-31
VARIFLEX INC
filed 1998-03-17
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended:                             Commission File No.:
    January 31, 1998                                        0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                               95-3164466
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                    Number)


                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                       -----------    -----------


As of March 10, 1998, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX



                                                                               Page No.
                                                                               --------

Part I  -  Financial Information

    Item 1.  Financial Statements

          Consolidated Balance Sheets
          January 31, 1998 and July 31, 1997..................................   3

          Consolidated Statements of Operations
          Three Month and Six Month Periods Ended January 31, 1998 and 1997...   4

          Consolidated Statements of Cash Flows
          Six Months Ended January 31, 1998 and 1997..........................   5

          Notes to Consolidated Financial Statements..........................   6

    Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................   8

Part II  -  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...................................  11

                                    PART  I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements


                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                    January 31,  July 31,
                                                                      1998        1997
                                                                     -------     -------
                                                                   (Unaudited)
Assets
  Current assets:
    Cash and cash equivalents                                        $10,084     $ 7,823
    Marketable securities available for sale                          16,040      14,959
    Trade accounts receivable, less allowances of $636 and
      $549 as of January 31, 1998 and July 31, 1997, respectively     10,105       9,600
    Inventory (finished goods)                                         4,848       7,798
    Inventory (raw materials and work-in-process)                        981       1,908
    Deferred income taxes                                                  -         784
    Prepaid expenses and other current assets                          2,751       2,131
                                                                     -------     -------
                    Total current assets                              44,809      45,003
  Property and equipment, net                                          1,431       2,154
  Other assets                                                           185         736
                                                                     -------     -------
  Total assets                                                       $46,425     $47,893
                                                                     =======     =======
Liabilities and Stockholders' Equity
  Current liabilities:
    Trade acceptances payable                                        $   234     $   570
    Accounts payable                                                     441         677
    Accrued warranty                                                     827         720
    Accrued salaries and related liabilities                             387         349
    Accrued co-op advertising                                          2,361       1,859
    Accrued returns and allowances                                       258         173
    Other accrued expenses                                               860         445
                                                                     -------     -------
                    Total current liabilities                          5,368       4,793

  Commitments and contingencies

  Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                              -           -
    Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued and outstanding as
      of January 31, 1998 and July 31, 1997                                9           9
    Common stock warrants                                                702           -
    Additional paid-in capital                                        21,023      21,023
    Retained earnings                                                 19,323      22,068
                                                                     -------     -------
  Total stockholders' equity                                          41,057      43,100
                                                                     -------     -------
  Total liabilities and stockholders' equity                         $46,425     $47,893
                                                                     =======     =======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    Six months ended            Three months ended
                                                      January 31,                   January 31,
                                                   ------------------           ------------------
                                                     1998       1997              1998       1997
                                                   -------    -------           -------    -------

Net sales                                          $24,304    $26,121           $10,645    $13,844
Cost of goods sold                                  20,386     21,812             8,888     11,605
                                                   -------    -------           -------    -------
Gross profit                                         3,918      4,309             1,757      2,239
                                                   -------    -------           -------    -------
Operating expenses:
   Selling and marketing                             2,818      3,327             1,356      1,716
   General and administrative                        2,942      2,438             1,843      1,215
   Impairment write-off                                995         -                995         -
                                                   -------    -------           -------    -------
Total operating expenses                             6,755      5,765             4,194      2,931
                                                   -------    -------           -------    -------
Loss from operations                                (2,837)    (1,456)           (2,437)      (692)
                                                   -------    -------           -------    -------
Other income (expense):
   Interest expense                                     -         (23)               -         (19)
   Interest income and other                           533        446               277        198
                                                   -------    -------           -------    -------
Total other income (expense)                           533        423               277        179
                                                   -------    -------           -------    -------
Loss before income taxes                            (2,304)    (1,033)           (2,160)      (513)
Provision for (benefit from) income taxes              505       (503)              628       (244)
                                                   -------    -------           -------    -------
Net loss                                           $(2,809)   $  (530)          $(2,788)   $  (269)
                                                   =======    =======           =======    =======

Loss per share of common stock:

Net loss per share - basic and diluted             $ (0.47)   $ (0.09)          $ (0.46)   $ (0.04)
                                                   =======    =======           =======    =======
Weighted average number of common
  shares outstanding                                 6,025      6,025             6,025      6,025
                                                   =======    =======           =======    =======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                  Six months ended
                                                                      January 31,
                                                                  1998         1997
                                                                  ----         ----
Operating activities
Net loss                                                        $(2,809)     $   530
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                   510          723
    Loss on sale of marketable securities                             4            -
    Deferred income taxes                                           784          106
    Impairment write-offs                                           995            -
    Common stock warrants issued                                    702            -
    Changes in operating assets and liabilities:
        Trade accounts receivable                                  (505)         916
        Inventory                                                 3,877        4,295
        Prepaid expenses and other current assets                  (620)       1,095
        Trade acceptances payable                                  (336)          67
        Accounts payable                                           (236)        (244)
        Other current liabilities                                 1,147          843
                                                                -------      -------
Net cash provided by operating activities                         3,513        7,271
                                                                -------      -------
Investing activities
Purchases of property and equipment                                (202)        (552)
Purchases of available-for-sale securities                       (5,493)      (3,692)
Net proceeds from sales of available-for-sale securities          4,404            -
Other assets                                                         39           12
                                                                -------      -------
Net cash used in investing activities                            (1,252)      (4,232)
                                                                -------      -------
Financing activities                                                  -            -

Net increase in cash                                              2,261        3,039
Cash at beginning of period                                       7,823        3,351
                                                                -------      -------
Cash at end of period                                           $10,084      $ 6,390
                                                                =======      =======
Cash paid during the period for:
   Interest                                                           -      $    23
   Income taxes                                                       -            -

Supplemental disclosure of non-cash financing activities:
   In November 1997, the Company issued stock warrants and recorded therewith a non-cash expense of $702,000 as compensation in connection with certain consulting agreements entered into as further described in Note 3.




                            See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1997 financial statements to conform with fiscal 1998 presentation.

Note 3.  Earnings per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The Company's diluted earnings per share for the three and six month periods ended January 31, 1998 and 1997 is the same as basic earnings per share since the effect of options and warrants is antidilutive. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the requirements of FASB No. 128.

Note 4.  Stock Warrants

     In November 1997, in connection with the acquisition of approximately 28% of the Company's outstanding common stock by REMY Capital Partners IV, L.P., a private investment partnership ("Remy"), the Company entered into consultation agreements with Remy and Raymond H. Losi, the Company's co-founder and former Chairman of the Board. As compensation under those agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares, respectively, of the Company's common stock for $5.10 per share. The Company recognized non-cash consulting expenses of $702,000 in connection with the issuance of those stock warrants. The amount of consulting expense was determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and the Company elected to recognize the entire amount of the expense immediately, rather than over the two-year terms of the consultation agreements, because the warrants are exercisable immediately.

Note 5.  Impairment of Assets

     During the quarter ended January 31, 1998, as required by FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets," the Company considered the operating losses of its wholly-owned subsidiary, Static Snowboards, Inc., and the continuing challenges facing the snowboard industry in general and concluded that impairment of the subsidiary's assets has occurred. Accordingly, an impairment loss totaling $995,000, representing the excess of the carrying value over the estimated fair market value of assets, was recognized during the quarter for write-downs of fixed assets and write-off of the remaining unamortized balance of goodwill relating to such subsidiary.

Note 6.  Subsequent Event

     In March 1998, a lawsuit was filed and served upon the Company alleging that the Company's Quik Shade canopy product infringes upon certain patents licensed by another manufacturer of canopy products. The claim seeks unknown damages and a permanent injunction against future production and sale of the Quik Shade. The Company believes the suit to be without merit and intends to defend the claims vigorously.

Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; the risk of loss of one or more of the Company's major customers; the risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive; and the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins. Additionally, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

     RESULTS OF OPERATIONS
     ---------------------

     NET SALES.   Net sales for the second quarter of fiscal 1998 (the quarter
     ---------
ended January 31, 1998) totaled $10,645,000, representing a decrease of $3,199,000, or 23%, compared to the second quarter of fiscal 1997. For the six months ended January 31, 1998, net sales totaled $24,304,000, representing a decrease of $1,817,000, or 7%, from the corresponding period of the prior year. These decreases were primarily due to decreases in sales of the Company's in-line skates, as well as smaller decreases in sales of protective equipment and helmets. The decrease in the Company's skate sales was attributable to a continuing industry-wide decline in consumer demand compared to the same period in fiscal 1997 and prior years. Net sales were also adversely affected during the quarter by competitive pressures, which caused sale prices to decline in many of the Company's product categories. The Company's sales benefited from the introduction since the second quarter of the prior year of new products such as children's scooters, snowboards for the mass market and the Quik Shade instant canopy.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                                       Quarter Ended January 31,        Six Months Ended January 31,

                                                                          1998      1997                 1998         1997
                                                                         ------    ------               ------       -------

In-line skates                                                              56%       70%                  62%          67%
Athletic protective equipment                                                4%        6%                   5%           6%
Bicycle and recreational safety helmets                                      6%        5%                   4%           4%
Skateboards and scooters                                                    24%       15%                  19%          18%
Snowboards and accessories                                                   8%        4%                   8%           5%
Canopies                                                                     1%        -                    1%           -
Other                                                                       (*)       (*)                  (*)          (*)
                                                                          ----      ----                 ----         ----

     Total                                                                 100%      100%                 100%         100%
                                                                          ====      ====                 ====         ====

-------------------------------
     (*)  Less than one-half of one percent.

     Sales to the Company's four largest accounts, each of which is a major mass market merchandiser, represented approximately 74% of the Company's gross sales during the second quarter of fiscal 1998, compared to 72% during the second quarter of fiscal 1997.

     GROSS PROFIT.  Gross profit for the second quarter of fiscal 1998 decreased
     ------------
by $482,000, or 22%, compared to the second quarter of fiscal 1997. The Company's gross margin was 16.5% of net sales for the quarter ended January 31, 1998, compared to 16.2% for the quarter ended January 31, 1997. The increase in gross margin percentage is primarily due to decreases in warranty costs. Gross margin was 16.1% for the six months ended January 31, 1998, compared to 16.5% for the six months ended January 31, 1997, with the decline due to a greater proportion of price discounts, particularly with respect to in-line skates and snowboards, during the first quarter of fiscal 1998 compared to the corresponding period of the prior year. The Company's gross margin of 16.5% for the second quarter of fiscal 1998 represents an increase from 15.8% for the quarter ended October 31, 1997. There continues to be significant downward pressure on sales prices in many of the Company's product categories, however the Company has moved aggressively to lower product costs to offset sales price declines during the quarter. Nonetheless, there can be no assurance that the Company can continue to obtain its products at sufficiently low costs in order to improve or sustain present gross margins. The Company does not believe, however, that the current market crisis in Asia should have a material impact upon its ability to procure products from suppliers, since the Company believes that it generally could move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country, nor that recent fluctuations in Asian currencies should have a material negative impact upon product costs, since the Company typically negotiates prices with its suppliers in U.S. dollars.

     OPERATING EXPENSES.  The Company's selling and marketing expenses decreased
     ------------------
$360,000, or 21%, to $1,356,000 for the quarter ended January 31, 1998. Selling and marketing expenses for the second quarter of fiscal 1998 thus amounted to 12.7% of net sales, compared to 12.4% during the second quarter of fiscal 1997. The decrease in dollars is primarily due to decreases in commissions and co-op advertising expenses because of lower sales volume. The increase as a percentage of net sales is the result of certain other types of expenses, such as administrative salaries and some promotional expenses, that are not directly related to sales. For the six months ended January 31, 1998, selling and marketing expenses amounted to 11.6% of net sales, compared to 12.7% for the six months ended January 31, 1997. The decrease is primarily due to the elimination or reduction of certain advertising programs that were fixed dollar allowances, or replacement of such programs with volume-based programs.

     General and administrative expenses increased $628,000, or 52%, to $1,843,000 for the quarter ended January 31, 1998. This increase is due to consulting expenses recognized with respect to the consultation agreements entered into in connection with the stock acquisition by Remy as described in
Note 4 in the notes to the consolidated financial statements. Excluding such consulting expenses, the Company's general and administrative expenses for the second quarter of fiscal 1998 decreased $74,000, or 6%, compared to the second quarter of fiscal 1997, due primarily to decreases in administrative wages and product development costs.

     As described in Note 5 in the notes to the consolidated financial statements, during the quarter ended January 31, 1998, the Company recognized an impairment loss of $995,000 for write-downs of fixed assets and a write-off of the remaining unamortized balance of goodwill relating to its snowboard operations.

     OTHER INCOME (EXPENSE).  Other income increased $98,000, or 55%, to
     ----------------------
$277,000 for the second quarter of fiscal 1998. This increase is primarily due to an increase in interest income as a result of higher balances of cash and investments in marketable securities during the quarter compared to the corresponding period of the prior year. The Company incurred no interest expense during the second quarter of fiscal 1998, compared to $19,000 during the second quarter of the prior year.


     PROVISION FOR (BENEFIT FROM) INCOME TAXES.  The Company's provision for
     -----------------------------------------
income taxes for the second quarter of fiscal 1998 was $628,000, compared to a benefit from income taxes of ($244,000) for the second quarter of fiscal 1997. The fluctuation is primarily due to a valuation allowance of $1,515,000 recorded during the quarter ended January 31, 1998, which was an amount equal to the balance of the Company's deferred tax assets. Excluding the portion of the income tax provision associated with the valuation allowance, the Company's benefit from income taxes for the second quarter of fiscal 1998 was ($887,000), or (41.1%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the quarter, compared to ($244,000), or (47.6%) of loss before income taxes, for the second quarter of fiscal 1997, and for the six months ended January 31, 1998, benefit from income taxes was ($1,029,000), or (44.7%) of loss before income taxes, compared to ($503,000), or (48.7%) of loss before income taxes, for the six months ended January 31, 1997. The effective tax rate differs from the federal statutory rate primarily due to interest income, most of which is exempt from federal income taxes due to the nature of the investments from which it is derived.


     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------


     The Company has a credit agreement with a major bank providing a $7,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1998, is unsecured and contains certain financial covenants which the Company must satisfy.

     The Company had cash of $10,084,000 on hand as of January 31, 1998, compared to $7,823,000 as of July 31, 1997. Cash and marketable securities available for sale totaled $26,124,000 as of January 31, 1998, compared to $22,782,000 as of July 31, 1997. Net working capital as of January 31, 1998 was $39,441,000, compared to $40,210,000 as of July 31, 1997, and the Company's current ratio was 8.3:1 as of January 31, 1998, compared to 9.4:1 as of July 31, 1997. The decreases in working capital and current ratio are primarily due to the valuation allowance recorded for deferred income taxes and increases in accruals for co-op advertising expenses.

     The Company had no long-term debt as of January 31, 1998 and July 31, 1997. The Company had net stockholders' equity of $41,057,000 as of January 31, 1998, compared to $43,100,000 as of July 31, 1997, with the difference due to operating results for the six months ended January 31, 1998, as well as fluctuations in unrealized gains and losses on investments in marketable securities.


     YEAR 2000
     ---------


     The Company does not expect a significant disruption in operations or any significant expenditures as a result of computer software issues related to the year 2000.

                                    PART II

                               OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


          (a)  Exhibits.
               ---------



          Exhibit 27   Financial Data Schedule.



(b) Reports on Form 8-K.
    --------------------


          On November 26, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the November 18, 1997 acquisition of approximately 28 percent of the common stock of the Company by Remy Capital Partners IV, L.P., a private investment partnership ("Remy"). Remy purchased stock from entities controlled by Raymond H. Losi, a co-founder of the Company, and other members of the Losi family, for $9.2 million, or $5.50 per share (the "Transaction"). In connection with the Transaction, the Company entered into certain agreements with Raymond H. Losi, Raymond H. Losi, II and Remy, pursuant to which, among other things, the Company issued warrants to purchase a total of 700,000 shares of the Company's Common Stock at a price of $5.10 per share. Also in connection with the Transaction, Mark S. Siegel and Randall L. Bishop were appointed to the Company's Board of Directors, and Gerald I. Boyce, Barbara Losi and Marvin G. Murphy resigned as directors; Mr. Siegel assumed the position of Chairman of the Board, succeeding Raymond H. Losi, who continues to serve as a director, and Raymond H. Losi, II, the Company's President and Chief Operating Officer, was named Chief Executive Officer.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         VARIFLEX, INC.



March 12, 1998                  /s/  Raymond H. Losi II
                                -----------------------

                                Raymond H. Losi II

                                President and Chief Executive Officer

                                (Principal Executive Officer)






March 12, 1998                  /s/  William B. Ogden
                                ---------------------

                                William B. Ogden

                                Chief Financial Officer

                                (Principal Financial and Accounting Officer)