Form 10-Q
period 1998-04-30
VARIFLEX INC
filed 1998-06-12
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                        Commission File No.:
  April 30, 1998                                    0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                      95-3164466
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


              ---------------------------------------------------


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


As of June 12, 1998, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX


                                                                        Page No.
                                                                        --------
Part I  -  Financial Information

  Item 1.  Financial Statements

     Consolidated Balance Sheets at
     April 30 1998 and July 31, 1997.......................................    3

     Consolidated Statements of Operations for the
     Three Month and Nine Month Periods Ended April 30, 1998 and 1997......    4

     Consolidated Statements of Cash Flows for the
     Nine Months Ended April 30, 1998 and 1997.............................    5

     Notes to Consolidated Financial Statements............................    6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    9


Part II  -  Other Information

  Item 1.  Legal Proceedings...............................................   14

  Item 4.  Submission of Matters to a Vote of Security Holders.............   14

  Item 6.  Exhibits and Reports on Form 8-K................................   14

                                    PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements
           --------------------


                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                             April 30,      July 31,
                                                                               1998           1997
                                                                            -----------   -----------
                                                                            (Unaudited)
ASSETS
     Current assets:
         Cash and cash equivalents                                               $4,901        $7,823
         Marketable securities available for sale                                20,251        14,959
         Trade accounts receivable, less allowances of $543 and
             $549 as of April 30, 1998 and July 31, 1997, respectively           11,928         9,600
         Inventory (finished goods)                                               6,824         7,798
         Inventory (raw materials and work-in-process)                              895         1,908
         Deferred income taxes                                                      --            784
         Prepaid expenses and other current assets                                1,503         2,131
                                                                                 ------        ------
                        Total current assets                                     46,302        45,003
     Property and equipment, net                                                  1,301         2,154
     Other assets                                                                   173           736
                                                                                 ------        ------
     Total assets                                                               $47,776       $47,893
                                                                                 ======        ======


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Trade acceptances payable                                               $1,176          $570
         Accounts payable                                                           542           677
         Accrued warranty                                                           897           720
         Accrued salaries and related liabilities                                   429           349
         Accrued co-op advertising                                                2,550         1,859
         Accrued returns and allowances                                             210           173
         Other accrued expenses                                                     874           445
                                                                                 ------        ------
                        Total current liabilities                                 6,678         4,793

     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $.001 par value, 5,000,000 shares
             authorized, none issued and outstanding                                --            --
         Common stock, $.001 par value, 40,000,000 shares
             authorized, 6,025,397 issued and outstanding as
             of April 30, 1998 and July 31, 1997                                      9             9
         Common stock warrants                                                      702           --
         Additional paid-in capital                                              21,023        21,023
         Retained earnings                                                       19,364        22,068
                                                                                 ------        ------
     Total stockholders' equity                                                  41,098        43,100
                                                                                 ------        ------
     Total liabilities and stockholders' equity                                 $47,776       $47,893
                                                                                 ======        ======

                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                                             Nine months ended              Three months ended
                                                                 April 30,                       April 30,
                                                            -------------------            -------------------
                                                             1998         1997              1998         1997
                                                            ------       ------            ------       ------
Net sales                                                  $34,862      $40,688           $10,558      $14,567
Cost of goods sold                                          28,902       34,652             8,516       12,841
                                                            ------       ------             -----       ------
Gross profit                                                 5,960        6,036             2,042        1,726
                                                            ------       ------            ------       ------
Operating expenses:
       Selling and marketing                                 4,225        4,995             1,407        1,668
       General and administrative                            3,898        3,369               956          930
       Impairment write-off                                    995          --                --           --
                                                            ------       ------            ------       ------
Total operating expenses                                     9,118        8,364             2,363        2,598
                                                            ------       ------            ------       ------
Loss from operations                                        (3,158)      (2,328)             (321)        (872)
                                                            ------       ------            ------       ------

Other income (expense):
       Interest expense                                        --           (38)              --           (16)
       Interest income and other                               941          685               408          240
                                                            ------       ------            ------       ------
Total other income (expense)                                   941          647               408          224
                                                            ------       ------            ------       ------
Income (loss) before provision for income taxes             (2,217)      (1,681)               87         (648)
Provision for (benefit from) income taxes                      572         (772)               67         (268)
                                                            ------       ------            ------       ------
Net income (loss)                                          ($2,789)       ($909)              $20        ($380)
                                                            ======       ======            ======       ======


Earnings (loss) per share of common stock:

Net income (loss) per share - basic and diluted             ($0.46)      ($0.15)            $0.00       ($0.06)
                                                            ======       ======            ======       ======
Weighted average number of common
  shares outstanding                                         6,025        6,025             6,025        6,025
                                                            ======       ======            ======       ======




                            See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                              Nine months ended
                                                                   April 30,
                                                                1998      1997
                                                               ______    ______

OPERATING ACTIVITIES
Net loss                                                      ($2,789)    ($909)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                 696     1,116
    Gain on sale of marketable securities                         (27)      --
    Deferred income taxes                                         784       (33)
    Impairment write-offs                                         995       --
    Common stock warrants issued                                  702       --
    Changes in operating assets and liabilities:
        Trade accounts receivable                              (2,328)   (3,320)
        Inventory                                               1,987     4,192
        Prepaid expenses and other current assets                 628       714
        Trade acceptances payable                                 606       974
        Accounts payable                                         (135)     (198)
        Other current liabilities                               1,414      (674)
                                                               ------    ------
Net cash provided by operating activities                       2,533     1,862
                                                               ------    ------

INVESTING ACTIVITIES
Purchases of property and equipment                              (249)     (559)
Purchases of available-for-sale securities                    (25,605)   (3,722)
Net proceeds from sales of available-for-sale securities       20,348       --
Other assets                                                       51       127
                                                               ------    ------
Net cash used in investing activities                          (5,455)   (4,154)
                                                               ------    ------

Financing activities                                              --        --

Net increase in cash                                           (2,922)   (2,292)
Cash at beginning of period                                     7,823     3,351
                                                               ------    ------
Cash at end of period                                          $4,901    $1,059
                                                               ======    ======



Cash paid during the period for:
   Interest                                                       --        $39
   Income taxes                                                   --        --

Supplemental disclosure of non-cash financing activities:
   In November 1997, the Company issued stock warrants and recorded therewith a non-cash expense of $702,000 as compensation in connection with certain consulting agreements entered into as further described in Note 4.




                            See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1997.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1997 financial statements to conform with fiscal 1998 presentation.

Note 3.  Earnings per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed similar to the previous method used to compute fully diluted earnings per share and includes the dilutive effects of stock options and warrants. The Company's diluted earnings per share for the three and nine month periods ended April 30, 1998 and 1997 is the same as basic earnings per share since the effect of options and warrants is antidilutive or immaterial. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the requirements of FASB No. 128.

                                 VARIFLEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 4.  Stock Warrants

     In November 1997, in connection with the acquisition of approximately 28% of the Company's outstanding common stock by REMY Capital Partners IV, L.P., a private investment partnership ("Remy"), the Company entered into consultation agreements with Remy and Raymond H. Losi, the Company's co-founder and former Chairman of the Board. As compensation under those agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares, respectively, of the Company's common stock for $5.10 per share. The Company recognized non-cash consulting expenses of $702,000 in connection with the issuance of those stock warrants. The amount of consulting expense was determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and the Company recognized the entire amount of the expense immediately.


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

                                 VARIFLEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 6.  Legal Proceedings


     In March 1998, the Company was served with two lawsuits entitled: (i) Mark
C. Carter and International EZ-Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first complaint (i) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by plaintiff and used in a competing instant set-up, collapsible canopy product and (ii) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second complaint (i) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and
(ii) prays for an accounting, general damages, treble damages, an injunction and costs and attorney fees. The Company has filed an answer in both lawsuits denying the allegations of the complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations. Both lawsuits are in an early stage. The Company believes it has meritorious defenses to the claims alleged in the complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material adverse effect on the Company's business and results of operations.

     From time to time the company is involved in other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.


Note 7.  Subsequent Event

     In May 1998, the Company entered into a Purchase and Sale Agreement to sell certain assets of its wholly-owned subsidiary, Static Snowboards, Inc. The Company closed its manufacturing factory in California, with the intention of sourcing snowboards from independent contractors located in Asia.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------


       OVERVIEW
       --------

     The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) to the mass market. The Company also distributes Quik
Shade(R), a convenient and portable instant canopy, and markets snowboards and related accessories. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and to foreign countries.

     RESULTS OF OPERATIONS
     ---------------------


     NET SALES.   Net sales for the third quarter of fiscal 1998 (the quarter
     ---------
ended April 30, 1998) totaled $10,558,000 compared to $14,567,000 for the third quarter of fiscal 1997, representing a decrease of $4,009,000, or 28%. For the nine months ended April 30, 1998, net sales totaled $34,862,000 compared to $40,688,000 for the corresponding period of the prior year, representing a decrease of $5,826,000, or 14%. The decrease in net sales primarily resulted from decreases in sales of the Company's in-line skates and skateboards, offset to a lesser degree by increases in sales of safety helmets and the Quik Shade(R) instant canopy. The decrease in the Company's skate sales was attributable to a continuing industry-wide decline in consumer demand compared to the same period in fiscal 1997 and prior years. Net sales were also adversely affected during the quarter by competitive pressures, which caused sale prices to decline in many of the Company's product categories. The Company's sales benefited from the introduction since the third quarter of the prior year of new products such as the 3-D(TM) safety helmets and the Quik Shade(R) instant canopy.

     Another factor contributing to the decline in net sales is the fact that Kmart Corporation, which accounted for 26% of the Company's gross sales for fiscal 1997, is no longer a major customer for the Company's in-line skates and skateboards. Due to the pricing structure for Kmart Corporation, this event had a positive impact on the Company's gross margin for the quarter ended April 30, 1998. The Company has added The Home Depot as a new significant customer for its Quik Shade(R) instant canopy. The Company believes that The Home Depot could become a major customer in the future.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                       Quarter Ended April 30,              Nine Months Ended April 30,
                                                       1998              1997                  1998            1997
                                                  ---------------   --------------        --------------  --------------

In-line skates                                                47%              71%                   58%             69%
Athletic protective equipment                                  4%               5%                    5%              5%
Bicycle and recreational safety helmets                       12%               5%                    7%              5%
Skateboards and scooters                                      16%              17%                   18%             17%
Snowboards and accessories                                     2%               1%                    6%              3%
Canopies                                                      19%               -                     6%              -
Other                                                         (*)               1%                   (*)              1%
                                                            ----             ----                  ----            ----

     Total                                                   100%             100%                  100%            100%
                                                            ====             ====                  ====            ====

     ----------------------------
     (*)  Less than one-half of one percent.


     GROSS PROFIT.  Gross profit for the third quarter of fiscal 1998 totaled
     ------------
$2,042,000, compared to $1,726,000 for the third quarter of fiscal 1997, an increase of $316,000, or 18%. The Company's gross margin was 19.3% of net sales for the quarter ended April 30, 1998, compared to 11.8% for the quarter ended April 30, 1997. The increase in gross margin percentage was the result of several factors, including the impact of the addition to the sales product mix of canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing and decreases in warranty costs. Gross margin was 17.1% for the nine months ended April 30, 1998, compared to 14.8% for the nine months ended April 30, 1997. The increase in gross margin was primarily due to the same factors that impacted the third quarter, as discussed above. The Company's gross margin of 19.3% for the third quarter of fiscal 1998 represents an increase from 16.5% for the quarter ended January 31, 1998. There continues to be significant downward pressure on sales prices in many of the Company's product categories, however, the Company has moved aggressively to lower product costs to offset sales price declines.

     OPERATING EXPENSES.  The Company's selling and marketing expenses totaled
     ------------------
$1,407,000 for the third quarter of 1998, compared to $1,668,000 in the third quarter of 1997, a decrease of $261,000, or 16%. Selling and marketing expenses for the third quarter of fiscal 1998 thus amounted to 13.3% of net sales, compared to 11.5% during the third quarter of fiscal 1997. The decrease in selling and marketing expenses is primarily due to decreases in commissions and co-op advertising expenses resulting from lower sales volume. The increase as a percentage of net sales is the result of certain other types of expenses, such as administrative salaries and some promotional expenses, that are not directly related to sales. For the nine months ended April 30, 1998, selling and marketing expenses amounted to 12.1% of net sales, compared to 12.3% for the nine months ended April 30, 1997. The decrease is primarily due to the elimination or reduction of certain advertising programs that were fixed dollar allowances, or replacement of such programs with volume-based programs.

     General and administrative expenses totaled $956,000 in the third quarter of 1998, compared to $930,000 in the third quarter of 1997, an increase of $26,000, or 3%, primarily resulting from increases in insurance expense. For the nine months ended April 30, 1998, general and administrative expenses increased $529,000, or 16%. This increase is due to consulting expenses recognized with respect to the consultation agreements entered into in connection with the stock acquisition by Remy as described in Note 4 in the notes to the consolidated financial statements. Excluding such consulting expenses, the Company's general and administrative expenses for the nine months of fiscal 1998 decreased $173,000 or 5%, compared to the nine months of fiscal 1997, due primarily to decreases in administrative wages, bad debt expense, costs associated with the Company's benefit plans and contributions expense.

     As described in Note 5 in the notes to the consolidated financial statements, during the quarter ended January 31, 1998, the Company recognized an impairment loss of $995,000 for write-downs of fixed assets and a write-off of the remaining unamortized balance of goodwill relating to its snowboard operations.


     OTHER INCOME (EXPENSE).  Other income totaled $408,000 in the third quarter
     ----------------------
of 1998, compared to $224,000 in the third quarter of 1997, an increase of $184,000, or 82%. This increase was primarily due to an increase in interest income as a result of a change during the quarter in the investment of marketable securities from lower yield tax-exempt securities to higher yield taxable securities compared to the corresponding period of the prior year. The Company incurred no interest expense during the third quarter of fiscal 1998, compared to $16,000 during the third quarter of the prior year.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES.  The Company's effective tax
     -----------------------------------------
rate differs from the federal statutory tax rate due to certain amounts of interest income which are exempt from federal income taxes, the effect of state income taxes and in 1998 the establishment of a valuation allowance on the Company's deferred tax assets. The provision for income taxes for the third quarter of fiscal 1998 was $67,000, compared to a benefit from income taxes of ($268,000) for the third quarter of fiscal 1997. The provision for income taxes for the third quarter of fiscal 1998 included a provision to increase the deferred tax valuation allowance by $107,000. Excluding the portion of the income tax provision associated with the valuation allowance, the provision for income taxes for the third quarter of fiscal 1998 was $6,000, or 6.9% of income before income taxes compared to an income tax benefit of ($268,000), or (41.4%) of the loss before income taxes, for the third quarter of fiscal 1997. The difference in the effective rate is primarily due to the amount of federally tax exempt interest income earned in relation to the amount of income or loss for the period. The provision for income taxes for the nine months ended April 30, 1998 was $572,000 and included a provision for the deferred tax valuation allowance of $1,622,000. Excluding the portion of the income tax provision associated with the valuation allowance, the benefit from income taxes for the nine months ended April 30, 1998 was ($1,050,000), or (47.4%) of the loss before income taxes, compared to ($772,000), or (45.9%) of the loss before income taxes, for the nine months ended April 30, 1997. The difference in the effective tax rate is primarily due to the amount of federally tax exempt interest income earned in relation to the amount of income or loss for the period. As a result of the change in the Company's investment strategy from lower yield tax-exempt securities to higher yield taxable securities, the Company's effective tax rate may increase in the future.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     The Company has a credit agreement with a major bank providing a $7,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1998, is unsecured and contains certain financial covenants which the Company must satisfy.

     Cash and marketable securities available for sale totaled $25,152,000 as of April 30, 1998, compared to $22,782,000 as of July 31, 1997. Net working capital as of April 30, 1998 was $39,624,000, compared to $40,210,000 as of July 31, 1997, and the Company's current ratio was 6.9:1 as of April 30, 1998, compared to 9.4:1 as of July 31, 1997. The decreases in working capital and current ratio were primarily due to the valuation allowance recorded for deferred income taxes and increases in accruals for co-op advertising expenses.

     The Company had no long-term debt as of April 30, 1998 and July 31, 1997. The Company had net stockholders' equity of $41,098,000 as of April 30, 1998, compared to $43,100,000 as of July 31, 1997, with the difference due to operating results for the nine months ended April 30, 1998, and fluctuations in unrealized gains and losses on investments in marketable securities.


     YEAR 2000
     ---------

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's
computerized information systems.   Based on preliminary information, costs of
addressing potential problems are currently not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

     RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS
     ------------------------------------------------

     From time to time, the Company may make certain statements that contain "forward-looking" information or statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "anticipate", "believe", "expect", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report, and in the Company's other filings with the Securities Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

GENERAL. There are several risks and uncertainties that may affect the future operating results, business and financial condition of the Company, including, without limitation: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; (2) the risk of loss of one or more of the Company's major customers; (3) the risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability; (4) the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive;
(5) the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins; and (6) the risks inherent in legal proceedings.

NEW MAJOR CUSTOMER. As is customary in the industry, the Company does not have long-term contracts with any of its customers, including The Home Depot. Accordingly, there can be no assurance that The Home Depot will become a major customer of the Company for the balance of fiscal 1998 or thereafter.

RELIANCE ON FOREIGN SUPPLIERS TO LOWER PRODUCT COSTS AND MAINTAIN OR IMPROVE GROSS MARGINS. In order to meet the significant downward pressure on sales prices, the Company has moved aggressively to lower product costs, and as a result has maintained and even improved gross margins. However, since the Company relies primarily on foreign suppliers, there can be no assurance that the Company can continue to obtain its products at sufficiently low costs in order to improve or sustain present gross margins. The Company does not believe, however, that the current market crisis in Asia will have a material adverse impact upon its ability to procure products from suppliers, since the Company believes that it generally could move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country. Moreover, recent fluctuations in Asian currencies should not have a material negative impact upon product costs because the Company typically negotiates prices with its suppliers in U.S. dollars.

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings.

         See Note 6 to Notes to Consolidated Financial Statements included in
         Part I of this Form 10-Q, which is incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on May 12, 1998, the following matters were voted on and approved:

         1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Randall L. Bishop, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond
             (Jay) H. Losi II and Mark S. Siegel. A total of 5,819,856 shares voted, representing 96.6% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                               Votes      Votes
                                For      Against

     Randall L. Bishop       5,787,250    32,606
     Michael T. Carr         5,787,250    32,606
     Loren Hildebrand        5,787,250    32,606
     Raymond H. Losi         5,787,250    32,606
     Raymond H. Losi II      5,787,250    32,606
     Mark S. Siegel          5,787,250    32,606

         2. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 1998 was ratified. 5,796,183 shares of common stock voted in favor of the proposal, 17,123 shares votes against and 6,550 shares abstained.

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

                                VARIFLEX, INC.



June 12, 1998        /s/  Raymond H. Losi II
                     -------------------------------------------
                          Raymond H. Losi II
                          President and Chief Executive Officer
                              (Principal Executive Officer)



June 12, 1998        /s/  Roger M. Wasserman
                     -------------------------------------------
                          Roger M. Wasserman
                          Chief Financial Officer
                              (Principal Financial and Accounting Officer)