Form 10-K
period 1998-07-31
VARIFLEX INC
filed 1998-10-29
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 1998            Commission File No.:  0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                      95-3164466
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                          5152 NORTH COMMERCE AVENUE
                          MOORPARK, CALIFORNIA 93021
                   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                (805) 523-0322

                          __________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

                          __________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 9, 1998 was approximately $10,742,000 based upon the closing sale price of the Registrant's Common Stock on such date.

     Shares of $.001 par value Common Stock outstanding at October 9, 1998:
6,025,397 shares.

                          __________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders scheduled to be held on December 8, 1998 are incorporated by reference into Part III of this Form 10-K.

     Statements in this Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, trend analysis and other information contained in this Form 10-K relative to markets for the Company's products and trends in net sales, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive; and the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost. In addition, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Actual results of operations may differ materially from those contained in the forward-looking statements.


                                    PART I

ITEM 1.  BUSINESS

  (A)  GENERAL DEVELOPMENT OF BUSINESS.

       Variflex, Inc. (the "Company") is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets, athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), snowboards and related accessories, and portable instant canopies. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and to foreign countries.

       The Company was originally incorporated in California in 1977, and reincorporated in Delaware in March 1994. Unless the context otherwise requires, references in this Form 10-K to the "Company" refer to Variflex, Inc. and its subsidiaries.

  (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

       Financial information concerning the Company's business is included in Items 6, 7, 8 and 14.

  (C)  NARRATIVE DESCRIPTION OF BUSINESS.

       (1)  PRODUCTS.

       The Company's principal products are in-line roller skates, which feature wheels mounted in a straight line on a composite plastic chassis, functioning much like the blade on an ice skate. The Company currently sells various models of in-line skates to the mass market under the Variflex(R) brand.

       The Company's in-line roller skates generally consist of a molded polymer boot with, depending upon the model, either an integrated wheel chassis or a wheel chassis riveted to the bottom of the boot, and high density polyurethane wheels mounted on bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner which increases comfort. The wheel chassis is, depending on the model, made of either fiberglass-filled nylon or various plastics. Each chassis holds three or four wheels mounted in line, and each pair of skates has either one or two brakes, consisting of a hard rubber pad mounted on the rear of the chassis.

       The Company also markets and distributes skateboards, skoot skates and scooters. The Company presently offers different models of skateboards under the Variflex(R) brand and under the Static(R) brand, various models of the Variflex Skoot Skate, which is a skateboard with a removable handle for young children and beginners, and various models of scooters in two different sizes. Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards, as well as accessories and replacement parts such as wheels.

       During 1997, the Company developed and began marketing and distributing its new Quik Shade(R) instant canopy, designed to offer portable shade and shelter for a variety of uses with the convenience of easy set-up and take-down. The frames and tops for the Quik Shade(R) are manufactured overseas by independent contractors. The Company presently offers multiple models of the Quik Shade(R).

       The Company also markets and distributes a line of bicycle and recreational safety helmets. The helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has adult helmet models, young adult models, youth models, one child model and one toddler model. Each model features ventilated aerodynamic designs with adjustable harnesses, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors through a process of injecting a polyurethane foam to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. All of the Company's helmets meet or exceed the standards of the American Society for Testing and Materials (ASTM).

       During 1998, the Company sold the assets of the manufacturing operation of its wholly-owned subsidiary, Static Snowboards, Inc., and closed the manufacturing factory, with the intention of sourcing snowboards from independent contractors. The BarfootTM brand is currently being sourced to domestic independent contractors.

       For the fiscal years ended July 31, 1998, 1997 and 1996, these products comprised the following percentages of the Company's total gross sales:

                                                  1998   1997   1996
                                                  ----   ----   ----
       In-line skates                              56%    69%    77%
       Skateboards and scooters                    18%    17%    10%
       Canopies                                     9%     1%     -
       Bicycle and recreational safety helmets      7%     5%     5%
       Athletic protective equipment                5%     5%     8%
       Snowboards                                   5%     3%    (*)
       Other                                       (*)    (*)    (*)
                                                  ----   ----   ----
       Total                                      100%   100%   100%
                                                  ====   ====   ====

_______________
(*) Less than one-half of one percent.

       The Company's products are marketed in North America primarily through a network of independent sales representatives and marketing organizations, through attendance by representatives of the Company at industry trade shows and through customer visits by Company employees. The Company's current customers consist primarily of national mass merchandisers, regional mass merchandisers, catalog houses, major sporting goods chains, and international exporters. The Company also sells to independent sporting goods stores and specialty shops, particularly with respect to its Barfoot(TM)products. The Company's wholly owned subsidiary, Oketa Ltd., is used to facilitate sales and the shipment of products to international customers and to customers in the United States who desire to purchase product through international letter of credit transactions.

  (2)  STATUS OF PRODUCTS IN DEVELOPMENT.

       The Company frequently changes the cosmetic features of its products, such as graphics and colors, and attempts to develop new products or new designs for existing products in response to customer requests or changes in consumer preferences.

       During 1998, the Company introduced additional models of its Quik Shade(R) portable instant canopy. This product was initially introduced during 1997, with only one model. A U.S. Patent was issued for the Quik Shade(R) during 1998.

       Despite these and other efforts by the Company to update the designs, features and componentry of existing products and develop potential new products or new designs, there can be no assurance that such efforts will be successful or that such changes or new products will be readily acceptable to customers and consumers.

  (3)  SOURCE OF MATERIALS.

       With the exception of snowboards, all of the Company's products are sourced from independent contractors located primarily in Asia. These suppliers manufacture, assemble and package the Company's products under the detailed specifications of the Company's management representatives who visit frequently to oversee quality control and work on cost containment. The raw materials and subcomponents for these products are manufactured by independent contractors, most of which are also located primarily in Asia, that have been procured by the Company's suppliers or, often, by the management of the Company.

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

  (4)  PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS.

       The Company holds or has pending certain design patents, but no utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. Registration of various other trademarks for the Company's products are pending. The Company also has registered the Variflex(R), Static(R) and Quik Shade(R) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world.

  (5)  MAJOR CUSTOMERS.

       The Company had four customers which have each individually accounted for more than 10% of the Company's sales in one or more of the past three fiscal years: the Kmart Corporation, based in Detroit, Michigan; Sears, Roebuck and Co., based in Chicago, Illinois; Target Stores, based in Minneapolis, Minnesota; and Toys "R" Us, Inc., based in Paramus, New Jersey.

       Collectively, sales to Kmart, Sears, Target and Toys "R" Us represented approximately 67%, 70%, and 74% of the Company's total gross sales for the fiscal years ended July 31, 1998, 1997, and 1996, respectively. Kmart, which accounted for 15% of the Company's gross sales for fiscal 1997, is no longer a major customer for the Company's in-line skates and skateboards. However, due to the pricing structure for Kmart, this event had a positive impact on the Company's gross margin for fiscal 1998.

  (6)  BACKLOG.

       The Company had approximately $3,459,000 in unfilled purchase orders as of September 30, 1998, compared to approximately $4,523,000 as of September 30, 1997. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 1999 fiscal year. Of the backlog as of September 30, 1998, approximately $991,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $2,468,000 of the backlog at September 30, 1998 represents fall booking orders of products on hand to be shipped at future dates.

  (7)  GOVERNMENT CONTRACTS.

       The Company has no United States or foreign government contracts.

  (8)  COMPETITION.

       The principal competitive factors in each of the Company's product categories are price and performance. With respect to in-line skates in particular, the main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels, and the quality of the wheel bearings. The Company offers a 60-day warranty on its products with the exception of the Quik Shade(R) instant canopy where a one year warranty is offered. Beyond such warranty, the Company does not offer service on its products, and does not believe that is an important competitive factor.

       Management believes that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI) and Protective Technologies, Inc. (PTI) are the primary competitors in the bicycle safety helmet mass market. For instant canopies, a new category introduced in 1997, the Company's primary competitors are International E-Z Up, Inc. and KD Kanopy, Inc. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

  (9)  RESEARCH AND DEVELOPMENT.

       Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1998, fiscal 1997 and fiscal 1996.

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

  (11) EMPLOYEES.

       As of July 31, 1998, the Company employed approximately 86 full-time employees. None of the Company's employees are represented by unions.

ITEM 2.  PROPERTIES.

       The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also subleases in an immediately adjacent building approximately 27,000 square feet consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2000 and June 30, 1999, respectively, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on satisfactory terms. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

       In July 1995, the Company's subsidiary, Static Snowboards, Inc. entered into a lease agreement for a facility of approximately 30,000 square feet, located in Huntington Beach, California. The lease expires September 30, 2000. With the closure of the Static manufacturing operation, the Company is currently attempting to sublet the facility in Huntington Beach, California.

       Management believes that the Company's present facilities will be adequate for the near future.

ITEM 3.  LEGAL PROCEEDINGS.

       In March 1998, the Company was served with two lawsuits entitled: (i) Mark C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first complaint (i) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by the plaintiff and used in a competing instant set-up, collapsible canopy product and (ii) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second complaint (i) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and (ii) prays for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company has filed an answer in both lawsuits denying the allegations of the complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations. In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The complaint in this action is virtually identical to the complaint on behalf of Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. The Company and Service Merchandise filed an answer to the complaint on behalf of Service Merchandise in the Central District of California (Los Angeles) action. In October 1998, counsel for the Company and Service Merchandise plan to move to dismiss the Northern District of California (Oakland) action based on another action pending, or, in the alternative, to transfer it to the Central District of California in Los Angeles. These lawsuits are at an early stage. The Company believes it has meritorious defenses to the claims alleged in the complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material and adverse effect on the Company's business and results of operations.

       From time to time the Company is involved in other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 1998.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

       The following sets forth the names and ages of executive officers and directors of the Company as of September 30, 1998, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years.

NAME AND AGE OF                    CURRENT POSITIONS WITH COMPANY AND PRINCIPAL
EXECUTIVE OFFICER                  OCCUPATIONS FOR THE PAST FIVE YEARS
---------------------------------------------------------------------------------------------------------------------------------
 Mark S. Siegel                    Chairman of the Board and Director since November 1997; President of REMY Investors &
  Age 47                           Consultants, Inc., a private investment and financial management company, and its affiliates
                                   (collectively, "Remy") since its founding in 1993.

 Raymond H. Losi, II               Chief Executive Officer since November 1997; Chief Operating Officer of the Company
   Age 46                          since January 1992; Director of the Company since 1985; President of the Company from
                                   1992 to August 1998; Vice President of Procurement for the Company from 1984 to January 1992;
                                   Director of Product Development for the Company since its inception in August 1977. Mr. Losi is the son of Raymond H. Losi, who is a director of the Company.

 Steven L. Muellner                President of the Company since August 1998; President and Co-Chief Executive Officer of
   Age 48                          Applause Enterprises, a gift and toy company, from July 1996 to May 1998; Executive
                                   Vice President, Sales and Marketing for Caradon Doors & Windows, Ltd., a door and window manufacturing company, from January 1995 to June 1996; President of LouverDrape, a window coverings company, from August 1992 to August 1994.

 Roger M. Wasserman                Chief Financial Officer of the Company since May 1998 and Treasurer of the Company
   Age 56                          since June 1998; Controller of several divisions of Kellwood Company, a major apparel wholesaler and distributor, from July 1995 to May 1998; Financial Consultant from
                                   October 1993 to July 1995; Vice President Finance and Chief Financial Officer for
                                   Chauvin International, Inc., an apparel wholesaler and distributor from January 1990 to
                                   October 1993.

 Rocco Attolico                    Vice President of Manufacturing and Distribution for the Company since January 1994;
   Age 57                          Shipping Manager for the Company from July 1991 to January 1994.

 Paula Coffman                     Vice President of Administrative Services for the Company since January 1993; Product
   Age 34                          and Sales Planning Manager for the Company from December 1991 to January 1993.

 Warren F. Marr                    Vice President of Sales for the Company since January 1990.
   Age 57

 Randall L. Bishop                 Secretary of the Company since January 1998; Director of the Company since November
   Age 29                          1997; Employed by Remy since August 1997 and previously associated with Remy from July
                                   1993 to July 1995.

NAME AND AGE OF                    CURRENT POSITIONS WITH COMPANY AND PRINCIPAL
EXECUTIVE OFFICER                  OCCUPATIONS FOR THE PAST FIVE YEARS
----------------------------------------------------------------------------------------------------------------------------
 Michael T. Carr                   Director of the Company since March 1998; President and Chief Executive Officer of
   Age 45                          Weider Publications, Inc., a publisher of several consumer magazines and specialty publications, since April 1990.

 Loren Hildebrand                  Director of the Company since February 1994; President of Creative Consultants, which
   Age 59                          provides consulting services to the toy industry, since 1992; Executive Vice President of Lewis Galoob Toys, Inc., toy manufacturer, from May 1994 to September 1997.

 Raymond H. Losi                   Director of the Company since its inception in August 1977; Chairman of the Board from
   Age 75                          1977 until November 1997; Chief Executive Officer of the Company since August 1989 until November 1997; President of the Company from 1977 until August 1989.  Mr. Losi is the father of Raymond H. Losi II, who is an officer and director of the Company.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (A)  MARKET INFORMATION.

       The range of trading prices for the Company's Common Stock during each of the quarters of the fiscal years ended July 31, 1997 and 1998 was as follows (per share):

                                              HIGH      LOW
                                              ----      ---
               Quarter ended:
               October 31, 1996              $6/7/8/     $5/3/8/
               January 31, 1997               6/1/4/      4/3/8/
               April 30, 1997                 6           4/5/8/
               July 31, 1997                  5/5/8/      4/1/2/
               October 31, 1997               5           3/3/4/
               January 31, 1998               6/13/16/    3/7/8/
               April 30, 1998                 6/1/4/      4/13/16/
               July 31, 1998                  6           4/3/4/

       The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX."

  (B)  HOLDERS.

       The Company believes there were approximately 1,480 holders of the Company's Common Stock as of October 9, 1998. The number of stockholders was computed by including an estimate of the number of those stockholders whose stock is held for them by participants in a clearing agency as of that date. There were 116 holders of record of the Company's Common Stock on October 9, 1998.

  (C)  DIVIDENDS.

       The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                        (In thousands, except per share data)
                                                  ------------------------------------------------
                                                      1998      1997     1996      1995     1994
                                                    --------  --------  -------  --------  -------
Operations Data:
   Net sales                                        $43,148   $51,661   $72,379  $100,317  $80,000
   Pre-tax income (loss)                             (2,704)   (3,083)      680    11,193   11,176
   Net income (loss)                                 (3,488)   (1,805)      564     6,921    6,584
   Net income (loss) per share:
      Basic                                          ($0.58)   ($0.30)  $  0.09  $   1.15  $  1.41
      Diluted                                        ($0.58)   ($0.30)  $  0.09  $   1.15  $  1.40
   Weighted avg. shares outstanding:
      Basic                                           6,025     6,025     6,025     6,005    4,683
      Diluted                                         6,025     6,025     6,039     6,039    4,698

Balance Sheet Data:
   Total assets                                     $44,755   $47,893   $49,405  $ 51,221  $47,456
   Working capital                                   39,283    40,210    28,346    31,022   25,494
   Long-term obligations                                 --        --        --       103       58
   Stockholders' equity                              39,872    43,100    44,812    44,359   37,004

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

       YEAR ENDED JULY 31, 1998 COMPARED TO YEAR ENDED JULY 31, 1997

       NET SALES. Net sales for the fiscal year ended July 31, 1998 totaled $43,148,000, a decrease of $8,513,000, or 16% from fiscal 1997 net sales of $51,661,000. Decreases in volume and average selling prices with respect to the Company's in-line skate, athletic protective equipment, skateboards and scooter categories, offset to a lesser degree by increases in volume in the helmet and instant canopy categories, were the primary factors leading to the decline in total sales. Net sales were also adversely affected during fiscal 1998 by competitive pressures, which caused sales prices to decline in many of the Company's product categories.

       With respect to in-line skates, gross sales for fiscal 1998 totaled $24,926,000, a decrease of approximately $12,006,000, or 33%, compared to fiscal 1997, as unit volume in fiscal 1998 totaled 1,507,000 units, a decrease of approximately 520,000, or 26%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $16.48 during fiscal 1998, compared to $18.22 for fiscal 1997. The decrease in in-line skate sales was primarily due to a continuing industry-wide decline in consumer demand compared to the prior year, as well as to the fact that Kmart Corporation, which accounted for 15% of the Company's gross sales for fiscal 1997 only accounted for 5% for fiscal 1998, and is no longer a major customer for the Company's in-line skates and skateboards.

       Gross sales for athletic protective equipment during fiscal 1998 totaled $2,173,000, a decrease of approximately $524,000, or 19%, compared to fiscal 1997, while unit volume in fiscal 1998 was 441,000, a decrease of approximately 75,000, or 15%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of protective equipment also is primarily attributable to the factors discussed above.

       Gross sales of bicycle and recreational safety helmets during fiscal 1998 totaled $3,112,000, an increase of approximately $604,000, or 24%, compared to fiscal 1997, while unit volume increased approximately 55,000, or 16%, to a total of 402,000 units during fiscal 1998. The increase in helmet sales is primarily due to the introduction of the new 3-D recreational helmets during fiscal 1998.

       Gross sales of skateboards and scooters during fiscal 1998 totaled $7,757,000, a decrease of approximately $1,516,000, or 16%, compared to fiscal 1997, on total volume of 578,000 units, a decrease of approximately 91,000 units, or 14%. The decrease is primarily due to a reduction in skateboard sales to Kmart Corporation of $1,533,000 between fiscal 1998 and fiscal 1997, since Kmart is no longer a major customer for this product category.

       Gross sales of snowboards and snowboarding accessories, such as bindings, leashes and miscellaneous apparel items, during fiscal 1998 totaled $2,085,000, an increase of approximately $602,000, or 41%, compared to fiscal 1997, while unit volume of snowboards increased approximately 19,500, or 201%, to a total of 29,200 units during fiscal 1998. The increase in snowboard and snowboarding accessories sales is primarily due to the introduction of this product category to the major mass market merchandisers during fiscal 1998.

       Gross sales of portable instant canopies totaled $4,071,000 during fiscal 1998, which was the Company's first full year in the category. Gross sales for fiscal 1997 totaled $441,000. The Company sold a total of approximately 41,000 Quik Shade(R) instant canopies in 1998 compared to approximately 5,000 in the prior year, with the major portion of sales primarily due to the Company opening a national program in the home improvement distribution market.

       Sales to the Company's four largest accounts, each of which is a major mass market merchandiser, represented 67% of the Company's gross sales in fiscal 1998, compared to 70% in fiscal 1997. The decrease is the result of several factors including the deletion of Kmart Corporation during the year as a major customer for the Company's in-line skates and skateboards. This decrease in sales was partially offset by the addition of The Home Depot, which was not one of the Company's four largest accounts, as a significant customer for the Quik Shade(R) Canopy.

       By product category, in-line skates, athletic protective equipment and helmets accounted for 56%, 5% and 7%, respectively, of the Company's total gross sales during fiscal 1998, compared to 69%, 5% and 5%, respectively, during fiscal 1997. Skateboards and scooters accounted for 18% of the Company's total gross sales during fiscal 1998, compared to 17% during fiscal 1997. Portable instant canopies represented 9% of total gross sales during 1998, compared to 1% in the prior year. Snowboards and snowboarding accessories represented 5% of total gross sales during fiscal 1998, compared to 3% in fiscal 1997

       GROSS PROFIT. Gross profit for the fiscal year ended July 31, 1998 decreased by $100,000 compared to the fiscal year ended July 31, 1997, representing a 1% decrease. The Company's gross profit margin as a percentage of net sales was 15.3% in fiscal 1998, compared with 13.0% in fiscal 1997. The increase in gross margin percentage is due to several factors, including the impact of the addition to the sales product mix of Quik Shade canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing during fiscal 1998, the effects of higher than usual amounts of close-out sales during fiscal 1997 and the decrease in sales to Kmart Corporation during fiscal 1998 which had a positive impact on the Company's gross margin due to the pricing structure for Kmart. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

       OPERATING EXPENSES. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1998 totaled $10,780,000, or 25.0% of net sales. Operating expenses for fiscal 1997 were $10,599,000, or 20.5% of net sales.

       Selling and marketing expenses decreased by $1,464,000, or 23%, to $4,880,000 for fiscal 1998 compared to fiscal 1997. Selling and marketing expenses for fiscal 1998 amounted to 11.3% of net sales, compared to 12.3% in the prior year. The decrease in amount and as a percentage of net sales is primarily due to decreased advertising expenses for co-op programs with certain of the Company's major customers as a result of the elimination or reduction of certain advertising programs that were fixed dollar allowances, or replacement of such programs with volume-based programs.

       General and administrative expenses increased by $650,000, or 15%, to $4,905,000 for fiscal 1998 compared to fiscal 1997. General and administrative expenses for fiscal 1998 amounted to 11.4% of net sales, compared to 8.2% in fiscal 1997. The dollar increase is primarily due to non-cash consulting expenses of $702,000 recognized in connection with the Company entering into consultation agreements, and issuing stock warrants as compensation under the agreements, with REMY Capital Partners IV, LP, a private investment partnership ("Remy") and Raymond H. Losi, the Company's co-founder and former Chairman of the Board. As compensation under these agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares, respectively, of the Company's common stock. Excluding such consulting expenses, the Company's general and administrative expense for fiscal 1998 decreased $52,000 or 1% compared to fiscal 1997, due primarily to minor changes in various expenses.

       During fiscal 1998 the Company recognized an impairment loss of $995,000 for write-downs of fixed assets and a write-off of the remaining unamortized balance of goodwill relating to the snowboard operations of its wholly-owned subsidiary, Static Snowboards, Inc. Static's operating losses and the continuing challenges facing the snowboard industry in general led to the conclusion that impairment of the subsidiary's assets had occurred. In fiscal 1998, the Company sold certain assets of Static, resulting in no significant gain or loss, and closed its manufacturing facility with the intention of sourcing snowboards from independent contractors located in Asia.

       OTHER INCOME (EXPENSE). Other income for the fiscal year ended July 31, 1998 was $1,459,000, an increase of $660,000, or 83%, compared to fiscal 1997. This increase is due to a decrease in interest expense of $39,000 resulting from no short-term borrowings during fiscal 1998 compared to fiscal 1997, as well as an increase in interest income of $621,000 due primarily to a change during the year in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds, compared to fiscal 1997.

       PROVISION FOR (BENEFIT FROM) INCOME TAXES. The provision for income taxes for fiscal 1998 consists of the valuation allowance established against the prior year net deferred tax asset. No tax benefit was recorded for the fiscal 1998 net operating losses due to either the non-deductibility of certain charges included in the net operating loss or the uncertainty of realizing the tax benefits of such losses under Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." The Company's effective tax rate and provision (benefit from) income taxes in fiscal 1997 differed from the federal statutory rate primarily due to interest income, some of which is exempt from federal income taxes due to the nature of the investments from which it is derived.

       RECENT RESULTS. Net sales for the three months ended July 31, 1998, which represents the fourth quarter of the Company's fiscal year, were $8,286,000, a decrease of 24%, compared to $10,973,000 for the corresponding period of the prior year. For the quarter, sales of in-line skates, athletic protective equipment, skateboards and scooters, and snowboards and snowboarding accessories were down 45%, 32%, 25% and 181%, respectively, while helmets and portable instant canopies increased 37% and 313%, respectively, in comparison to the fourth quarter of the prior year. These fluctuations were due to similar factors as discussed above in the year-over-year comparisons for each of these product categories.

       The Company's net loss for the quarter ended July 31, 1998 was $699,000 or $0.12 per share, compared with a net loss of $895,000, or $0.15 per share for the corresponding period of the prior year. The decrease in loss is primarily due to an increase in gross profit margin as a percentage of net sales of 1.7% as a result of a higher margin sales product mix for the quarter ended July 31, 1998 versus the quarter ended July 31, 1997, and decreased advertising expenses for co-op programs as discussed above in the year-over-year comparisons.

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

       Gross sales for athletic protective equipment during fiscal 1997 totaled $2,697,000, a decrease of approximately $2,971,000, or 52%, compared to fiscal 1996, while unit volume in fiscal 1997 was 516,000, a decrease of approximately 519,000, or 50%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of protective equipment also was primarily attributable to the factors discussed above. Additionally, consumer preferences within the market have led to substantially all of the Company's sales of protective equipment now being made via multiple-unit packages, usually "triple packs" containing three pairs of equipment one pair each of knee pads, elbow pads and wrist guards which yields less total revenue than sales of separate single-unit packages.

       Gross sales of bicycle and recreational safety helmets during fiscal 1997 totaled $2,508,000, a decrease of approximately $1,554,000, or 38%, compared to fiscal 1996, while unit volume decreased approximately 173,000, or 33%, to a total of 347,000 units during fiscal 1997. These decreases in comparison with the prior year were primarily due to continued high inventory levels at the retail level, increased competition and pricing pressures within the category and less safety awareness programs and legislation designed to promote helmet use by bicyclists. The year-over-year decrease in gross sales was greater as a percentage than the decrease in unit volume due to discounting and other price reductions in response to competitive pressures in the marketplace. The average price per unit for the Company's helmets was approximately $7.22 during fiscal 1997, compared to $7.81 during fiscal 1996. Competition and high inventory levels put downward pressure on retail and wholesale prices throughout the industry.

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

       Sales to the Company's four largest accounts, each of which is a major mass market merchandiser, represented 70% of the Company's gross sales in fiscal 1997, compared to 74% in fiscal 1996. This decrease was the result of several factors, including the growth of the Company's snowboard business during the year, increases in sales of the Company's Static(R) brand skateboards and the introduction during fiscal 1997 of the Company's new Quik Shade(R) canopies; a significant portion of these sales were made through the sporting goods and specialty markets rather than mass market channels.

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

       GROSS PROFIT. Gross profit for the fiscal year ended July 31, 1997 decreased by $5,620,000 compared to the fiscal year ended July 31, 1996, representing a 46% decrease. The Company's gross profit margin as a percentage of net sales was 13.0% in fiscal 1997, compared with 17.0% in fiscal 1996. The decrease in gross margin was due primarily to the price reductions mentioned above, particularly within the in-line skate and helmet categories and the effects of higher than usual amounts of close-out sales during the year. Surplus inventory and increased competition in the mass market, again principally with respect to in-line skates and safety helmets, had an impact upon the Company's gross margin.

       OPERATING EXPENSES. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1997 totaled $10,599,000, or 20.5% of net sales. Operating expenses for fiscal 1996 were $12,267,000, or 16.9% of net sales.

       Selling and marketing expenses decreased by $1,327,000, or 17%, to $6,344,000 for fiscal 1997 compared to fiscal 1996. Selling and marketing expenses for fiscal 1997 amounted to 12.3% of net sales, compared to 10.6% in the prior year. The increase as a percentage of net sales was due to several factors, including increased advertising expenses for co-op programs with certain of the Company's major customers and increases in other marketing related expenses such as for trade shows, catalogs and promotional materials, particularly with respect to the Company's snowboard operations, and the increased percentage that these types of expenses, as well as corporate sales and marketing salaries, represented upon a lower sales base. In dollars, these increases were more than offset by decreases in sales commissions because of the decline in sales during the year.

       General and administrative expenses decreased by $341,000, or 7%, to $4,255,000 for fiscal 1997 compared to fiscal 1996. General and administrative expenses for fiscal 1997 amounted to 8.2% of net sales, compared to 6.3% in fiscal 1996. The dollar decrease was primarily due to decreases in legal and other professional fees, expenses associated with the Company's defined benefit pension plan, donations and other expenditures resulting from management's enhanced efforts to control administrative costs, offset in part by increases in expenses associated with the first full year of the Company's new snowboard operations.

       OTHER INCOME (EXPENSE). Other income for the fiscal year ended July 31, 1997 was $799,000, an increase of $189,000, or 31%, compared to fiscal 1996. This increase was due to a decrease in interest expense of $77,000 resulting from a decrease in the level of short-term borrowings under the Company's line of credit, as well as an increase in interest income of $112,000 due to higher balances of marketable securities and other investments during fiscal 1997 compared to the prior year.

       PROVISION FOR (BENEFIT FROM) INCOME TAXES. The Company's benefit from income taxes during fiscal 1997 was $(1,278,000), or (41.5%) of loss before income taxes, reflecting the federal tax benefit, net of applicable state taxes, associated with the results of operations for the year, compared to a provision for income taxes of $116,000, or 17.1% of income before income taxes, during fiscal 1996. The Company's effective tax rates differ from the federal statutory rate primarily due to interest income, most of which is exempt from federal income taxes due to the nature of the investments from which it is derived.

  LIQUIDITY AND CAPITAL RESOURCES

       Since its initial public offering, the Company funded its activities principally from cash flow generated from operations and credit facilities with institutional lenders. In June 1994, the Company completed an initial public stock offering, issuing a total of 1,500,000 new common shares which raised approximately $20,723,000 in proceeds to the Company, net of fees and expenses. A portion of these proceeds was used by the Company to pay off borrowings on its line of credit and for other working capital purposes. The remainder was invested in marketable securities.

       The Company has a credit agreement with a major bank providing a $7.5 million revolving line of credit, for the issuance of commercial letters of credit. The agreement, which expires December 31, 1998, is unsecured. The agreement requires that the Company satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. However, more recently the Company has borrowed against its line of credit less frequently due to the ability to finance operations internally from cash and marketable securities available for sale. Balances on the line of credit are classified as current liabilities on the Company's balance sheet.

       Cash and marketable securities available for sale totaled $27,669,000 as of July 31, 1998, compared to $22,782,000 as of July 31, 1997. Net working capital as of July 31, 1998 was $39,283,000 compared to $40,210,000 as of July 31, 1997, and the Company's current ratio was 9.0:1 as of July 31, 1998, compared to 9.4:1 as of July 31, 1997. These fluctuations are primarily due to cash used in and generated from operations, particularly via increases and decreases in inventory and increases in and collections of accounts receivable, that result in daily fluctuations in short-term investments.

       The Company had no long-term debt as of July 31, 1998 and 1997. The Company had net stockholders' equity of $39,872,000 as of July 31, 1998, compared to $43,100,000 as of July 31, 1997, with such decrease due primarily to operating results for the fiscal year ended July 31, 1998, as well as fluctuations in unrealized gains and losses on marketable securities investments. Management believes that inflation has not had a significant impact upon the Company's costs and prices during the past three fiscal years.

       Capital expenditures for fiscal 1998 totaled $308,000, compared to $888,000 during fiscal 1997. The decrease is primarily due to significantly less machinery and equipment expenditures for the snowboard manufacturing facility and for production molds than made in the prior year. Of the fiscal 1998 total, approximately $145,000 represented machinery and equipment expenditures for the snowboard plant and $75,000 represented production molds compared to $368,000 and $470,000, respectively, for such expenditures during the prior year. Sales and disposals of property and equipment for fiscal 1998 totaled $1,649,000, with approximately $1,639,000 due to the closure of the Static Snowboards, Inc. manufacturing facility and sale of the majority of the snowboard manufacturing assets.

  FUTURE LIQUIDITY AND FINANCIAL POSITION

       The Company intends to continue to focus upon building and maintaining its existing product lines, including its new line of Quik Shade(R) instant canopies. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company also is considering expanding international distribution and developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

       Management believes that its current cash position, funds available under existing banking arrangements, and cash generated from operations will be sufficient to meet the Company's presently projected cash and working capital requirements for the next fiscal year assuming continued financial performance at present levels.

   FOREIGN EXCHANGE

       Management does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers has in the last three fiscal years had any significant material and adverse impact on the Company's ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in U.S. Dollars and payments to suppliers are also made in U.S. Dollars. Nonetheless, there can be no assurance that the value of the dollar will not have an impact upon the Company in the future.

  ADDITIONAL FACTORS THAT COULD AFFECT OPERATING RESULTS

       The following factors, together with other risk factors discussed in the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

       RELIANCE ON MAJOR CUSTOMERS. In the past three fiscal years, the Company has had several customers which accounted for a majority of the Company's sales. As is customary in the industry, the Company does not have long-term contracts with any of its customers. The loss of, or a reduction in business from, any of its major customers could have a material and adverse effect on the Company's business results of operations and financial condition. In addition, because a large percentage of the Company's accounts receivables are due from the major customers, the failure of any of them to make timely payments with respect to its account could have a material and adverse effect on the Company's results of operations and financial condition.

         Kmart Corporation, which accounted for 15% of the Company's gross sales for fiscal 1997, is no longer a major customer for the Company's in-line skates and skateboards. However, due to the pricing structure for Kmart Corporation, this event had a positive impact on the Company's gross margin for fiscal 1998.

         On the other hand, the Company has added The Home Depot as a new significant customer for its Quik Shade(R) instant canopy. The Company believes that The Home Depot could become a major customer in the future. However, the Company does not have a long-term contract with The Home Depot and, accordingly, there can be no assurance that The Home Depot will become a major customer of the Company for the balance of fiscal 1999 or thereafter.

         COMPETITION FROM OTHER MANUFACTURERS/DEVELOPERS OF PRODUCTS; PRICE SENSITIVITY OF CUSTOMERS. The Company operates in a highly competitive environment and there are no significant technological or manufacturing barriers to entry. While the Company believes that the principal competitive factors in its market are price, quality of product, brand recognition, accessibility and customer service, the Company's primary customers, mass merchandisers, are extremely price sensitive. As a result, the Company must continually monitor and control its costs while refining its products to maintain its market position. There can be no assurance that the Company can continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, smaller retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. The Company also competes to a lesser degree with manufacturers of specialty or premium priced products.

         The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI), Protective Technologies, Inc. (PTI) and Troxel (Pro Action) are the primary competitors in the bicycle safety helmet mass market. For instant canopies, a new category introduced in 1997, the Company's primary competitors are International E-Z Up, Inc. and KD Kanopy, Inc. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

         SHIFTING AND UNCERTAIN CONSUMER DEMAND. The Company must continually anticipate the emergence of, and adapt its products to, the popular demands of consumers. In the past, a substantial amount of the Company's net sales have been generated by sales of in-line skates, skateboards and athletic protective equipment. Since then the Company has developed other product lines, including safety helmets, snowboards and portable canopies. No assurance can be given, however, that consumer demand for these products in general or the Company's products in particular will continue into the future. A reduction in the demand for these products could have a material and adverse effect on the Company's results of operations.

         Quik Shade/(R)/ is a line of instant portable canopies recently introduced by the Company. No assurance can be given that the market for these instant canopies will continue or that the Company's product offerings in this market will become or remain competitive.

         Also in fiscal 1998, Static Snowboards, Inc., the Company's wholly-owned subsidiary, experienced operating losses, primarily due to the continuing challenges facing the snowboard industry in general. Accordingly, an impairment loss totaling $995,000, representing the excess of the carrying value over the estimated fair market value of assets, was recognized during the second quarter for write-downs of fixed assets and write-off of the remaining unamortized balance of goodwill relating to such subsidiary. During 1998 the assets of the Static manufacturing operation were sold and the manufacturing plant was closed, with the intention of sourcing snowboards from independent contractors.

         RELIANCE ON FOREIGN SUPPLIERS TO SOURCE THE COMPANY'S PRODUCTS. The Company's products are primarily sourced from suppliers located in Asia with whom the Company does not have long-term contractual agreements. If the Company were unable to develop and maintain relationships with suppliers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially and adversely affected. Moreover, the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins. Although management presently believes that other suppliers could be obtained in such instances, there can be no assurance that the Company would be able to obtain products and supplies on substantial similar terms, including cost, in the future. In addition, purchasing products from foreign suppliers subjects the Company to the general risks of doing business abroad. These risks include potential delays in shipment, work stoppages, adverse fluctuations in currency exchange rates, changes in import duties and tariffs, changes in foreign regulations and political instability.

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

         In addition, the current market crisis in Asia may have a material and adverse impact upon the Company's ability to procure products from suppliers. However, the Company may be able to move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country.

         PRODUCT LIABILITY CLAIMS; INSURANCE. Due to the nature of its products, the Company is subject to product liability claims, including claims for serious personal injury or death. Coverage is on a claims-made basis, and is subject to certain deductibles. Although the Company believes that it has adequate liability insurance for risks arising in the normal course of business, including product liability insurance with respect to all of its products, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material and adverse effect on the Company's results of operations and financial condition.

         TRADEMARKS AND PROPRIETARY RIGHTS. There are risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability. Potential liability from patent and other intellectual property infringements can have a material and adverse effect on the Company's business, financial condition or results of operations.

         More specifically, in March 1998, the Company was served with two lawsuits entitled: (i) Mark C. Carter and International EZ-Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477)in the United States District Court of Colorado. The first complaint (i) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by plaintiff and used in a competing instant set-up, collapsible canopy product and (ii) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second complaint (i) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and (ii) prays for an accounting, general damages, treble damages, an injunction and costs and attorney fees. The Company has filed an answer in both lawsuits denying the allegations of the complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations. In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The complaint in this action is virtually identical to the complaint against Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. The Company and Service Merchandise filed an answer to the complaint on behalf of Service Merchandise in the Central District of California (Los Angeles) action. In October 1998, counsel for the Company and Service Merchandise plan to move to dismiss the Northern District of California (Oakland) action based on another action pending, or, in the alternative, to transfer it to the Central District of California in Los Angeles. These lawsuits are in an early stage. The Company believes it has meritorious defenses to the claims alleged in the complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material and adverse effect on the Company's business and results of operations.

         With respect to the Company's own patents, service marks, trademarks, trade secrets and similar intellectual property, the Company considers such proprietary rights as critical to its success, and relies on patent and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company holds or has pending certain design patents and employs various trademarks, trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R) and Static(R) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world. Registration of various other trademarks of the Company's products are pending.

         However, effective patent, trademark, service mark and trade secret protection may not be available in every country in which the Company's products and services are made available. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's patents, trademarks and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

         YEAR 2000. Many computer programs were designed and developed utilizing only two digits in date fields, thereby creating the inability to recognize the Year 2000 or years thereafter. Beginning in the Year 2000, these date codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This Year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of third parties on which the Company's systems and operations rely. Failures to address the Year 2000 issue could result in system failures and the generation of erroneous data.

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company has been advised by its outside information systems consultant that the Company's primary information management hardware and software systems have been thoroughly tested and verified to be Year 2000 compliant. The Company believes that its secondary personal computer based information systems will require hardware and software updating prior to January 1, 2000 at an estimated cost of approximately $50,000. This program is targeted for completion by the end of fiscal 1999. The Company believes that it does not have any significant non-information technology embedded systems that require Year 2000 assessment.

         The Company is contacting its primary suppliers, customers and other third party providers of significant services to determine that they have a program in place to address Year 2000 issues and to monitor their progress. The initial contacts should be completed by December 31, 1998.

         The Company presently believes that the Year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the systems of other parties upon which the Company's business also relies, including but not limited to the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those of other parties to operate or properly manage dates beyond 1999.

         RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS. The Company may choose to expand its operations by developing and promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or product line launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Variflex(R) brand. Expansion of the Company's operations in this manner would also require significant additional development and operations expenses and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded businesses or products to offset their cost could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

         DEPENDENCE ON KEY PERSONNEL. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Raymond (Jay) H. Losi II, who has entered into an employment agreement with the Company. The loss of Mr. Losi II could have a material and adverse effect on the Company. Although the Company carries a $5,000,000 life insurance policy on Mr. Losi II, no assurance can be given that the proceeds will be sufficient to protect against such a loss. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations. Other than the aforementioned exceptions, the Company has long-term employment agreements with only a few of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract,, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

         CONSUMER REGULATION OF COMPANY PRODUCTS. Certain of the Company's products are subject to regulation by the Federal Consumer Products Safety Commission (the "CPSC"), and may therefore be subject to recall request by the CPSC. Although the Company is not aware of any current proceeding by the CPSC which would result in the recall of the Company's products, any such proceeding could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and schedules included herein are listed in
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Woodland Hills, California
October 9, 1998                               /s/ Ernst & Young LLP

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                    JULY 31
                                                                    ----------------------------------------
                                                                        1998                        1997
                                                                    -------------                -----------
ASSETS
Current assets:
 Cash and cash equivalents                                          $      7,522                 $    7,823
 Marketable securities available for sale                                 20,147                     14,959
 Trade accounts receivable, less allowances of $413 and
   $549 as of July 31, 1998 and 1997, respectively                         8,205                      9,600
 Inventory                                                                 6,483                      9,706
 Deferred income taxes                                                         -                        784
 Prepaid expenses and other current assets                                 1,809                      2,131
                                                                    -------------                -----------
Total current assets                                                      44,166                     45,003
Property and equipment, net                                                  501                      2,154
Other assets                                                                  88                        736
                                                                    -------------                -----------
Total assets                                                        $     44,755                 $   47,893
                                                                    =============                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade acceptances payable                                          $        384                 $      570
 Accounts payable                                                            371                        677
 Accrued warranty                                                            450                        720
 Accrued salaries and related liabilities                                    234                        349
 Accrued co-op advertising                                                 2,481                      1,859
 Accrued returns and allowances                                              150                        173
 Other accrued expenses                                                      813                        445
                                                                    -------------                -----------
Total current liabilities                                                  4,883                      4,793

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - none                                        -                          -
 Common stock, $.001 par value:
   Authorized shares - 40,000,000
   Issued and outstanding shares - 6,025,397 as of
    July 31, 1998 and 1997                                                     9                          9
 Common stock warrants                                                       702                          -
 Additional paid-in capital                                               21,023                     21,023
 Retained earnings                                                        18,138                     22,068
                                                                    -------------                -----------
Total stockholders' equity                                                39,872                     43,100
                                                                    -------------                -----------
Total liabilities and stockholders' equity                          $     44,755                 $   47,893
                                                                    =============                ===========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                            YEAR ENDED JULY 31
                                                  ------------------------------------------------------------
                                                        1998                 1997                    1996
                                                  ----------------    ----------------        ----------------
Net sales                                         $    43,148         $     51,661            $     72,379
Cost of goods sold                                     36,531               44,944                  60,042
                                                  ----------------    ----------------        ----------------
Gross profit                                            6,617                6,717                  12,337
                                                  ----------------    ----------------        ----------------

Operating expenses:
  Selling and marketing                                 4,880                6,344                   7,671
  General and administrative                            4,905                4,255                   4,596
 Impairment write-off                                     995                    -                       -
                                                  ----------------    ----------------        ----------------
Total operating expenses                               10,780               10,599                  12,267
                                                  ----------------    ----------------        ----------------
Income (loss) from operations                          (4,163)              (3,882)                     70
                                                  ----------------    ----------------        ----------------

Other income (expense):
 Interest expense                                           -                  (39)                   (116)
 Interest income and other                              1,459                  838                     726
                                                  ----------------    ----------------        ----------------
Total other income (expense)                            1,459                  799                     610
                                                  ----------------    ----------------        ----------------

Income (loss) before income taxes                      (2,704)              (3,083)                    680
(Benefit from) provision for income taxes                 784               (1,278)                    116
                                                  ----------------    ----------------        ----------------
Net income (loss)                                 $    (3,488)        $     (1,805)           $        564
                                                  ================    ================        ================

Net income (loss) per share of common stock:
 Basic                                            $     (0.58)        $      (0.30)           $       0.09
                                                  ================    ================        ================
 Diluted                                          $     (0.58)        $      (0.30)           $       0.09
Weighted average shares outstanding:
 Basic                                                  6,025                6,025                   6,025
                                                  ================    ================        ================
 Diluted                                                6,025                6,025                   6,039
                                                  ================    ================        ================

See accompanying notes.

                                VARIFLEX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                                    COMMON         ADDITIONAL
                                         COMMON STOCK                STOCK           PAID-IN         RETAINED
                                 ---------------------------
                                   SHARES           AMOUNT         WARRANTS          CAPITAL         EARNINGS        TOTAL
                                 ----------       ----------     ------------      -----------      -----------   ------------
Balance at July 31, 1995          6,025,397       $      9       $      -          $    21,023      $    23,327   $     44,359
  Net unrealized holding
   losses on debt securities
   available for sale                     -              -              -                    -             (111)          (111)
  Net income                              -              -              -                    -              564            564
                                 ----------       ----------     ------------      -----------      -----------   ------------
Balance at July 31, 1996          6,025,397              9              -               21,023           23,780         44,812
  Net unrealized holding
   gains on debt securities
   available for sale                     -              -              -                    -               93             93
  Net loss                                -              -              -                    -           (1,805)        (1,805)
                                 ----------       ----------     ------------      -----------      -----------   ------------
Balance at July 31, 1997          6,025,397              9              -               21,023           22,068         43,100
  Issuance of common
   stock warrants                         -              -            702                    -                -            702
  Net unrealized holding
   losses on debt securities
   available for sale                     -              -              -                    -             (442)          (442)
  Net loss                                -              -              -                    -           (3,488)        (3,488)
                                 ----------       ----------     ------------      -----------      -----------   ------------
BALANCE AT JULY 31, 1998          6,025,397       $      9       $    702          $    21,023      $    18,138   $     39,872
                                 ==========       ==========     ============      ===========      ===========   ============

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                           YEAR ENDED JULY 31
                                                             --------------------------------------------
                                                                 1998              1997          1996
                                                             -------------      ----------    -----------
OPERATING ACTIVITIES
Net income (loss)                                            $     (3,488)      $   (1,805)   $       564
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                    805            1,437          1,528
     Deferred income taxes                                            784              (32)           536
     (Gain) loss on sale of marketable securities                     (27)              63              -
     Gain on disposal of fixed assets                                 (38)               -              -
     Impairment write-off                                             995                -              -
     Common stock warrants issued                                     702                -              -
     Changes in operating assets and liabilities:
       Trade accounts receivable                                    1,395            2,447          6,204
       Inventory                                                    3,223            3,626         (2,939)
       Prepaid expenses and other current assets                      783            1,326         (2,255)
       Accounts payable                                              (306)             257           (746)
       Other current liabilities                                      582             (540)          (684)
       Trade acceptances payable                                     (186)             482           (754)
                                                             ---------------    ----------    -----------
Net cash provided by operating activities                           5,224            7,261          1,454
                                                             ---------------    ----------    -----------


INVESTING ACTIVITIES
Purchases of property and equipment                                  (308)            (888)        (2,317)
Proceeds from sale of assets                                          325                -              -
Gross purchases of available-for-sale securities                  (26,026)          (5,544)       (12,885)
Gross sales of available-for-sale securities                       20,348            3,636         10,225
Other assets                                                          136                7            257
                                                             ---------------    ----------    -----------
Net cash (used in)  investing activities                           (5,525)          (2,789)        (4,720)
                                                             ---------------    ----------    -----------

FINANCING ACTIVITIES                                                    -                -              -

Net increase (decrease) in cash                                      (301)           4,472         (3,266)
Cash and cash equivalents beginning of period                       7,823            3,351          6,617
                                                             ---------------    ----------    -----------
Cash and cash equivalents at end of period                   $      7,522       $    7,823    $     3,351
                                                             ===============    ==========    ===========

Cash paid during the period for:
  Interest                                                   $          -       $       39    $       107
  Income taxes                                               $          -       $        -    $     1,545

Supplemental disclosure of non-cash financing and investing activities:
  In November 1997, the Company issued stock warrants and recorded therewith a non-cash expense of $702,000 as compensation in connection with certain consulting agreements entered into as further described in Note 11.

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Variflex, Inc., a Delaware corporation, and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively, the Company). The Company markets and distributes in-line skates, skateboards, recreational safety helmets, athletic protective equipment (such as knee pads, elbow pads and wrist guards), portable instant canopies, snowboards and related accessories, and other products. The Company designs and develops these products which are then manufactured to the Company's specifications by independent contractors. The Company's products are sold primarily to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company operates predominantly within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's four largest customers as a percentage of consolidated gross sales, were 31%, 21%, 10% and 6% for fiscal 1998; 26%, 21%, 8% and 15% for fiscal 1997; 20%, 26%, 12% and 16% for fiscal 1996. Receivables from these customers as a percentage of the Company's total trade accounts receivable were 48%, 13%, 3% and 4% at July 31, 1998.

With the exception of snowboards, which were manufactured domestically at the Company's factory during 1998 (see note 12), all of the Company's products are manufactured by independent contractors located in Asia. The Company presently knows of no circumstances that would materially affect its supply or costs of goods; however, there can be no assurances with respect to events which may arise in the future.

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of retained earnings. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                     JULY 31
                                        ----------------------------------
                                             1998              1997
                                        ------------        --------------
                                                 (In thousands)
Raw material and work-in-process        $      585          $     1,908
Finished goods                               5,898                7,798
                                        ------------        --------------
                                        $    6,483          $     9,706
                                        ============        ==============

LONG LIVED ASSETS

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See note 12.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter. See note 12 for discussion of write-down of property and equipment.

GOODWILL

Goodwill arising from the acquisitions described in Note 10 is amortized on a straight-line basis over a period of 15 years and was included net of amortization as a component of other assets in 1997. Accumulated amortization of goodwill as of July 31, 1998 and 1997 amounted to $-0- and $69,000, respectively. As discussed in note 12, unamortized goodwill of $495,000 was written down during fiscal 1998.

EARNINGS (LOSS) PER SHARE

Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS
128) was issued in February 1997 and adopted by the Company starting with the quarter ended January 31, 1998. Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options. Such common stock equivalents are excluded from the computation for the year ended July 31, 1998 and 1997 because their effect is antidilutive. For fiscal 1996 the number of shares used in the calculation of diluted earnings per share included 14,000 shares issuable under stock options using the treasury stock method.

Options to purchase 185,629, 165,129, and 280,000 shares of common stock at a weighted average exercise price of $4.77, $4.66, and $15.50, were outstanding at July 31, 1998, 1997 and 1996, respectively, but were not included in the computation of dilutive earnings (loss) per share either because the option exercise price was greater than the average market price and/or the Company incurred a loss for the period and, therefore, the effect would be antidulitive.

For fiscal 1997, basic and dilutive earnings (loss) per share and for fiscal 1996 dilutive earnings per share were the same as primary earnings per share.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for the years ended July 31, 1998, 1997 and 1996 amounted to $2,490,000, $3,845,000, and
$4,542,000, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning subsequent to December 15, 1997, and therefore, will be adopted by the Company for the 1999 fiscal year. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to result in any material changes in its disclosure and these statements will have no impact on the Company's consolidated results of operations, financial position or cash flows.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 presentation.

2.   INVESTMENTS

Available-for-sale securities consist of the following:

                                                                         AVAILABLE-FOR-SALE SECURITIES
                                                -----------------------------------------------------------------------------------
                                                                          GROSS                                        ESTIMATED
                                                                       UNREALIZED         GROSS UNREALIZED               FAIR
                                                      COST                GAINS                LOSSES                    VALUE
                                                ---------------    -----------------    -------------------       -----------------
                                                                                (In thousands)
July 31, 1998
 Corporate and high-yield bond mutual funds             $20,542      $             -                   $395                 $20,147
                                                ===============    =================    ===================       =================
July 31, 1997:
 State and municipal debt securities                    $14,912                  $47      $               -                 $14,959
                                                ===============    =================    ===================       =================

The Company experienced a net realized gain of $27,000 and a net realized loss of $63,000 on sales of available-for-sale securities during the fiscal years ended July 31, 1998 and 1997, respectively. There were no realized gains or losses during the fiscal year ended July 31, 1996. The net adjustments to unrealized holding gains and losses on available-for-sale securities as of July 31, 1998 and 1997 are reflected in retained earnings. The Company's investments consist of bond mutual funds and are subject to risks associated with changes in the various financial markets, changes in interest rates, and the condition of the United States and world economies and many other factors. Due to the continued volatility in the financial market since July 31, 1998, the unrealized loss on the Company's marketable securities owned at July 31, 1998 increased from $395,000 to approximately $2,450,000 as of October 9, 1998.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                                            JULY 31
                                                                                      ---------------------------------------------
                                                                                               1998                          1997
                                                                                      ---------------           -------------------
                                                                                                      (In thousands)
Computer equipment                                                                            $   460                      $   463
Trade show assets                                                                                 162                          187
Machinery and equipment                                                                           227                        1,516
Furniture and fixtures                                                                            191                          225
Leasehold improvements                                                                            154                          214
Transportation equipment                                                                           54                           57
Molds, dies and tooling equipment                                                               3,665                        3,631
                                                                                      ---------------           ------------------
                                                                                                4,913                        6,293
Less accumulated depreciation and amortization                                                 (4,412)                      (4,139)
                                                                                      ---------------           ------------------
                                                                                              $   501                      $ 2,154
                                                                                      ===============           ==================

4.   REVOLVING LINE OF CREDIT

The Company has a $7,500,000 revolving line of credit with a major bank for the issuance of commercial letters of credit. The credit line matures on December 31, 1998. The agreement requires the Company to comply with certain financial ratios and covenants.

As of July 31, 1998, letters of credit in the amount of $1,279,000 were open for the receipt of future merchandise. Of this amount, $895,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $34,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2000. The Company also subleases additional warehouse and office space in an adjacent building under a separate operating lease requiring minimum monthly payments of $8,000, which amount includes property taxes and utilities, but which provides for the Company to pay insurance and repairs and maintenance costs. This agreement expires June 30, 1999. The Company's subsidiary, Static Snowboards, Inc., leases office and manufacturing facilities under an operating lease that requires monthly payments of $12,000 and expires in September 2000.

The Company has no capital leases as of July 31, 1998. Annual future minimum lease payments under existing operating leases are as follows:

                                                              OPERATING
                                                               LEASES
                                                             ------------
                                                             (In thousands)
Years ending July 31:
    1999                                                     $     702
    2000                                                           602
    2001                                                           231
    2002                                                            34
    2003 and thereafter                                              -
                                                             ============
Total minimum lease payments                                 $   1,569
                                                             ============

Total rent expense was $775,000, $687,000 and $725,000 for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

LITIGATION

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $120,000 allowance for product liability losses at July 31, 1998 ($111,000 at July 31, 1997). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

In March 1998, the Company was served with two lawsuits alleging that the Company's Quik Shade/(R)/ product infringes on patents owned by the plaintiffs. The Company has filed counterclaims in both lawsuits. In September 1998, the Company received a demand for defense and indemnification which is virtually identical to one of the March 1998 lawsuits. The Company believes it has meritorious defenses for all of these actions, intends to conduct a vigorous defense and vigorously pursue its counterclaims. The Company currently believes the outcome of these matters would not have a materially adverse effect on its financial position or cash flow, but the defense of such litigation may involve considerable costs which could have a material adverse effect on the Company's results of operations. However, there can be no assurance that an adverse outcome of these matters will not have a material adverse effect on the Company's business prospects and financial condition.

EMPLOYMENT AGREEMENTS

The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment aggregating $864,000 and $155,000 in base compensation during the fiscal years ended July 31, 1999 and 2000, respectively.

6. PENSION PLAN

During fiscal 1997 the Company had a defined benefit pension plan (the Pension
Plan) covering substantially all of its employees. The benefits were based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy was generally to contribute annually the minimum amount that could be deducted for federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During 1997 the Company amended the Pension Plan to provide for its termination effective July 31, 1997. Accordingly, included in net periodic pension expense for the year ended July 31, 1997 is a curtailment gain of $219,000 resulting from the reduction of the projected benefit obligation due to the termination of the Pension Plan. The assets of the Pension Plan were used to settle the pension obligation in fiscal 1998

The following table sets forth the Pension Plan's funded status and amounts recognized in the Company's consolidated balance sheet at July 31, 1997.

                                                                                                                    1997
                                                                                                            -----------------
                                                                                                              (In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested benefits of $2,704 at July 31, 1996                                  $(2,704)
                                                                                                            -----------------
Projected benefit obligation for service rendered to date                                                              (2,704)
Plan assets at fair market value, primarily listed U.S. stocks and U.S. bonds                                           2,769
                                                                                                            -----------------
Plan assets in excess of projected benefit obligation                                                                      65
Unrecognized net gains (losses) from past experience different from that assumed
  and effects of changes in assumptions                                                                                    89
Prior service cost not yet recognized in net periodic pension cost                                                       (406)
Unrecognized net obligation as of July 31, 1989                                                                           317
                                                                                                            -----------------
Prepaid pension costs included in other assets                                                                        $    65
                                                                                                            =================

Net pension cost for the fiscal years ended July 31, 1997 and 1996 included the following components:


                                                                                           1997                      1996
                                                                                   ------------------        -----------------
                                                                                                   (In thousands)
Service costs - benefits earned during the period                                               $ 262                    $ 233
Interest cost on projected benefit obligations                                                    191                      209
Actual return on plan assets                                                                     (720)                    (325)
Net amortization and deferral                                                                     505                       39
Curtailment gain                                                                                 (219)                       -
                                                                                   ------------------        -----------------
Net periodic pension cost                                                                       $  19                    $ 156
                                                                                   ==================        =================

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6 percent and zero percent in 1997, and 8 percent and 5 percent in 1996, respectively. The expected long-term rate of return on assets and the increase in cost of living assumption used in computing the periodic pension cost was zero percent and zero percent, respectively, for 1997 and was 8 percent and 3 percent, respectively, for fiscal 1996. The change in the assumptions during 1997 are due to the termination of the plan as previously discussed.

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions are determined at the discretion of the Company. Contributions for fiscal 1998 were approximately $40,000.

7. INCOME TAXES

The (benefit from) provision for income taxes for the fiscal years ended July 31, 1998, 1997 and 1996 is as follows:

                                                                              1998                  1997                  1996
                                                                       ---------------        --------------       ---------------
                                                                                               (In thousands)
Current (benefit) provision:
 Federal                                                                     $       -           $    (1,246)                $(442)
 State                                                                               -                     -                    22
                                                                       ---------------        --------------       ---------------
Total current (benefit) provision                                                    -                (1,246)                 (420)

Deferred provision (benefit):
 Federal                                                                          (750)                  (29)                  510
 State                                                                              (3)                   (3)                   26
                                                                       ---------------        --------------       ---------------
Total deferred provision (benefit)                                                (753)                  (32)                  536
                                                                       ---------------        --------------       ---------------
Valuation allowance                                                              1,537                     -                     -
                                                                       ---------------        --------------       ---------------
                                                                             $     784           $    (1,278)                $ 116
                                                                       ===============        ==============       ===============

Deferred income taxes consist of the tax effect of timing differences related to the following components:

                                                                              1998                   1997
                                                                       ---------------        ----------------
                                                                                     (In thousands)
Deferred tax assets:
 Warranty allowances                                                           $   183                  $  299
 Allowances for losses on receivables                                              574                     241
 Inventory valuation allowances                                                    304                     214
 Sales return allowances                                                            61                      71
 Product liability                                                                  49                      49
 Other                                                                             684                     334
                                                                       ---------------        ----------------
Total deferred tax assets                                                        1,855                   1,208

Deferred tax liabilities:
 Unremitted earnings of Oketa                                                     (143)                   (190)
 State taxes                                                                         -                     (79)
 Prepaid Insurance                                                                 (78)                   (140)
 Other                                                                             (97)                    (15)
                                                                       ---------------        ----------------
Total deferred tax liabilities                                                    (318)                   (424)
                                                                       ---------------        ----------------
Net deferred tax assets                                                          1,537                     784
Valuation Allowance                                                             (1,537)                      -
                                                                       ---------------        ----------------
                                                                               $     -                  $  784
                                                                       ===============        ================

Due to the continuing net operating losses, the Company established a valuation allowance against the prior year deferred tax asset of $784,000 and the fiscal 1998 net deferred tax benefit of $753,000 in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:


                                                                                   1998                1997             1996
                                                                              ----------          ----------        ----------
Statutory federal income tax rate                                                    (35%)               (35%)              35%
State taxes, net of federal tax benefit                                                -                   -                 6
Valuation allowance                                                                   56                   -                 -
Tax exempt interest income                                                            (6)                 (7)              (30)
Non-deductible stock warrants                                                          9                   -                 -
Other non-deductible expenses                                                          5                   1                 6
                                                                              ----------          ----------        ----------
                                                                                      29%                (41%)              17%
                                                                              ==========          ==========        ==========

Pretax income earned by Oketa amounted to $431,000, $215,000 and $1,393,000 in fiscal 1998, 1997 and 1996, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

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

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 200,000. At July 31, 1998, 42,500 shares are available for grant under the 1994 Stock Plan. Effective August 1, 1998, the Company increased the maximum number of shares reserved for issuance under the 1994 Stock Plan to 600,000.

In June 1997, the Company terminated certain incentive stock option plans and stock options granted in April 1994 for the purchase of 280,000 shares of common stock at $15.50 per share. In connection with the termination of these stock options and stock option plans the Company granted to certain officers and employees of the Company incentive stock options, under the 1994 Stock Plan, for the purchase of an aggregated amount of 145,000 shares of the Company's common stock. The options vest over the next two to five years, carry exercise prices ranging from $5.00 to $5.50 per share and are exercisable over 10 years from the date of grant.

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (The 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 1998, 242,000 shares are available for grant under the 1998 Stock Plan.

There were no options exercised in the years ended July 31, 1998, 1997 and 1996 and no options were canceled in the year ended July 31, 1996.

A summary of stock option activity and data is as follows:

                                                                                                 OPTIONS OUTSTANDING
                                                                                    -------------------------------------------
                                                                                          NUMBER                  WEIGHTED
                                                                                         OF SHARES              AVERAGE PRICE
                                                                                    ----------------        -------------------
Balance at July 31, 1995                                                                     293,511                   $14.7865
Granted                                                                                        2,667                     0.0004
                                                                                    ----------------        -------------------

Balance at July 31, 1996                                                                     296,178                    14.6534
Granted                                                                                      148,951                     5.1695
Canceled                                                                                    (280,000)                         -
                                                                                    ----------------        -------------------

Balance at July 31, 1997                                                                     165,129                     4.6631
Granted                                                                                       33,000                     5.3788
Canceled                                                                                     (12,500)                    5.0000
                                                                                    ----------------        -------------------
Balance at July 31, 1998                                                                     185,629                   $ 4.7676
                                                                                    ================        ===================

Information regarding stock options outstanding as of July 31, 1998 is as follows:

                          OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
------------------------------------------------------------------------        -------------------------------------------
                                       WEIGHTED
                                       AVERAGE
                                      REMAINING           WEIGHTED                                            WEIGHTED
                      NUMBER         CONTRACTUAL          AVERAGE                      NUMBER             AVERAGE EXERCISE
     PRICE RANGE     OF SHARES           LIFE          EXERCISE PRICE                 OF SHARES                PRICE
------------------------------------------------------------------------        -------------------------------------------
       $0.0004          20,129          6 years            $0.0004                       14,558               $0.0004

$5.00 to $5.50         165,500          9 years            $5.3474                       50,000               $5.1800

FAIR VALUE DISCLOSURES

The weighted average exercise prices and fair market value of stock options and warrants (see note 11) using the Black-Scholes option valuation model were as follows:

                                                                                 1998                             1997
                                                                     ------------------------------    ---------------------------
                                                                          FAIR           EXERCISE            FAIR      EXERCISE
                                                                          VALUE            PRICE            VALUE        PRICE
                                                                     -------------    -------------    --------------  -----------
Exercise price equals market value of stock at date of grant             $1.95            $5.38           $1.25          $ 5.00
Exercise price exceeds market value of stock at date of grant             1.55             5.10            1.49            5.50
Exercise price is less than market value of stock at date of grant           -                -            5.06           .0004

The weighted average fair values of 1998 and 1997 stock option and warrant grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

                                                                             1998                                1997

                                                           --------------------------------------       ------------------
                                                                WARRANTS            OPTIONS
                                                           -----------------    -----------------
Risk-free interest range                                          7.5                 5.5                        5.0%
Expected life                                                     7.0                 4.0                        4.3 years
Expected volatility                                              .271                .337                       .271
Expected dividend yield                                          NONE                NONE                       None

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

For purposes of the pro forma disclosure of net income (loss), the estimated fair value of the stock options and warrants granted in 1996, 1997 and 1998 is amortized as compensation expense over the options' vesting period. Pro forma net loss and pro forma diluted loss per share for fiscal 1988 would have been $3,243,000 and $(0.54), respectively. Pro forma net loss and pro forma diluted loss per share for fiscal 1997 would have been $1,790,000 and $(0.30), respectively. However, the pro forma effect on net income for 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1997. Pro forma information in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

9. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                      FIRST                 SECOND               THIRD              FOURTH
                                                ---------------        --------------       -------------      --------------
                                                                     (In thousands, except per share data)
Year ended July 31, 1998:
 Net sales                                              $13,659               $10,645             $10,558             $ 8,286
 Gross profit                                             2,161                 1,757               2,042                 657
 Net income (loss)                                          (21)               (2,788)*                20                (699)
 Net income (loss) per share:
       Basic                                                  -                  (.46)*                 -                (.12)
       Diluted                                                -                  (.46)                  -                (.12)


Year ended July 31, 1997:
 Net sales                                              $12,277               $13,844             $14,567             $10,973
 Gross profit                                             2,070                 2,239               1,726                 682
 Net loss                                                  (261)                 (269)               (380)               (895)
 Net loss per share:
    Basic                                                  (.04)                 (.04)               (.06)               (.15)
    Diluted                                                (.04)                 (.04)               (.06)               (.15)

* Includes $702,000 for non-cash consulting expenses in connection with issuance of stock warrants per note 11 and $995,000 impairment loss per note 12.

10.   ACQUISITIONS

In April 1995, the Company formed a new wholly owned subsidiary, Static Snowboards, Inc., for the purpose of acquiring the assets of Plunkett Snowboards, Inc., an existing snowboard manufacturer. The acquisition was completed in May 1995, in exchange for $100,000 in cash and 25,397 shares of Variflex, Inc. common stock which had a market value of $302,000. See note 12.

In June 1996, Static Snowboards, Inc. entered into an agreement with another company for the joint manufacture, marketing and distribution of Barfoot snowboards. The joint agreement contained a purchase option, which the Company exercised in May 1997, thereby acquiring all rights to the Barfoot brand name in exchange for $85,000 in cash.

The Company recorded each of the acquisitions referred to above using the purchase method of accounting. In each case, substantially all of the purchase price was recorded by the Company as goodwill, to be amortized over 15 years.

11.   STOCK WARRANTS

In November 1997, in connection with the acquisition of approximately 28% of the Company's outstanding common stock from existing shareholders by REMY Capital Partners IV, L.P., a private investment partnership ("Remy"), the Company entered into consultation agreements with Remy and Raymond H. Losi, the Company's co-founder and former Chairman of the Board. As compensation under those agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares respectively, of the Company's common stock for $5.10 per share, all of which are currently exercisable until November 2004. The Company recognized in general and administrative expenses non-cash consulting expenses of $702,000 in connection with the issuance of those stock warrants. The amount of consulting expense was determined in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," and the Company recognized the entire amount of the expense immediately.

Also in connection with the Remy common stock acquisition, Raymond H. Losi, II, the Company's Chief Executive Officer, received warrants to purchase 100,000 shares of the Company's common stock for $5.10 per share, all of which are currently exercisable until November 2004.

12.   IMPAIRMENT AND SALE OF CERTAIN ASSETS

During the quarter ended January 31, 1998, as required by FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets," the Company considered the operating losses of its wholly-owned subsidiary, Static Snowboards, Inc., and the continuing challenges facing the snowboard industry in general and concluded that impairment of the subsidiary's assets had occurred. Accordingly, an impairment loss totaling $995,000, representing the excess of the carrying value over the estimated fair market value of assets, was recognized for write-downs of fixed assets and write-off of the remaining unamortized balance of goodwill relating to such subsidiary.

In May 1998, the Company entered into a Purchase and Sale Agreement to sell certain assets of Static Snowboards, Inc. resulting in no significant gain or loss. The Company closed its manufacturing factory in California, with the intention of sourcing snowboards from independent contractors located in Asia.

                                VARIFLEX, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED JULY 31, 1998

                                                                                   ADDITIONS
                                                                 BALANCE AT         CHARGED       WRITE-OFFS        BALANCE
                                                                 BEGINNING             TO         CHARGED TO        AT END
                                                                 OF PERIOD          EXPENSE       ALLOWANCE       OF PERIOD
                                                                ------------     -----------     -----------    ------------
Year ended July 31, 1998:
  Reserves and allowances deducted from asset accounts:
      Allowance for uncollectable accounts                          $549,000       $(24,000)       $112,000       $413,000

Year ended July 31, 1997:
  Reserves and allowances deducted from asset accounts:
      Allowance for uncollectable accounts                          $555,000       $100,000        $106,000       $549,000

Year ended July 31, 1996:
  Reserves and allowances deducted from asset accounts:
      Allowance for uncollectable accounts                          $911,000       $     -         $356,000       $555,000

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 1998 in connection with the Company's 1998 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

         The information called for by Item 10 with respect to executive officers of the Registrant appears following Item 4 under Part I of this Report


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  FINANCIAL STATEMENTS

       The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
           Independent Auditors' Report on Consolidated Financial Statements and Schedules
           Consolidated Balance Sheets as of July 31, 1998 and 1997 Consolidated Statements of Operations for the years ended July 31, 1998, 1997 and 1996
           Consolidated Statements of Stockholders' Equity for the years ended July 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ended July 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES

       The following schedules are included in Part II, Item 8 of this Annual Report on Form 10-K:
           Schedule II.  Valuation and Qualifying Accounts
           Schedules I and III through V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

  REPORTS ON FORM 8-K

       The Company filed a report on Form 8-K on November 26, 1997.

                                 EXHIBIT INDEX

Exhibit No.   Description                                                                                            Note No.
------------------------------------------------------------------------------------------------------------------------------
    3.1       Certificate of Incorporation of the Company                                                                 (1)
    3.2       By-laws of the Company                                                                                      (1)
    9.1       Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II,                (4)
              Raymond H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable Trust under Declaration of Trust dated January 23, 1989, Losi Enterprises Limited Partnership, Raymond H. Losi, II and Kathy Losi,
              as Co-Trustees of the Jay and Kathy Losi Revocable Trust dated January 1, 1989, EML Enterprises,
              L.P., Eileen Losi, as Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated
              October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under
              Declaration of Trust dated January 31, 1989, The BL 1995 Limited Partnership, Raymond H. Losi, as
              Trustee of the Diane K. Losi Trust and Remy Capital Partners IV, L.P.
   10.1       Lease for property located at 5152 North Commerce Avenue, Moorpark, California,                             (1)
              dated June 8, 1992
   10.2       First Amendment, dated March 20, 1995, to the June 8, 1992 lease for property located                       (3)
              at 5152 North Commerce Avenue, Moorpark, California
   10.3       Second Amendment, dated November 18, 1996, to the June 8, 1992 lease for property located                   (3)
              at 5152 North Commerce Avenue, Moorpark, California
  *10.4       Employment agreement dated April 1, 1994 with Raymond H. Losi II                                            (1)
  *10.5       Employment agreement dated April 1, 1994 with Warren Marr                                                   (1)
  *10.6       Employment agreement dated April 1, 1994 with Rocco Attolico                                                (1)
  *10.7       Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)                         (1)
  *10.8       Employment agreement dated May 11, 1998 with Roger M. Wasserman                                             (5)
  *10.9       Employment agreement dated August 24, 1998 with Steven Muellner                                             (5)
 *10.10       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital                (4)
              Partners IV, L.P.
 *10.11       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi             (4)
 *10.12       Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                          (1)
 *10.13       Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                       (1)
 *10.14       Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                         (1)
 *10.15       Indemnification agreement dated September 17, 1998 with Mark S. Siegel                                      (5)
 *10.16       Indemnification agreement dated September 17, 1998 with Randall L. Bishop                                   (5)
 *10.17       Indemnification agreement dated September 17, 1998 with Michael T. Carr                                     (5)
 *10.18       Indemnification agreement dated September 17, 1998 with Steven Muellner                                     (5)
 *10.19       Indemnification agreement dated September 17, 1998 with Roger M. Wasserman                                  (5)
  10.20       License Agreement with Rollerblade, Inc. dated September 1, 1993                                            (1)
  10.21       1994 Variflex Stock Plan dated April 1, 1994                                                                (1)
  10.22       Asset Purchase Agreement dated May 19, 1995, by and between Plunkett Snowboards, Inc., Michael              (2)
              Plunkett and Bert Kronfeld, Static Snowboards, Inc. and Variflex, Inc.
  10.23       Business Loan Agreement dated January 23, 1998, between Bank of America National Trust and Savings          (5)
              Association and Variflex, Inc.
------------------------------------------------------------------------------------------------------------------------------

Exhibit No.   Description                                                                                             Note No.
------------------------------------------------------------------------------------------------------------------------------
    10.24     Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P.,          (4)
              The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership
    10.25     Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital          (4)
              Partners IV, L.P. and Raymond H. Losi, II
    10.26     Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.                  (4)
    10.27     Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi                                 (4)
    10.28     Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II                             (4)
    10.29     1994 Stock Option Plan, as amended                                                                        (5)
    10.30     Non-Employee Directors Compensation Plan                                                                  (5)
     21.1     Subsidiaries of the registrant                                                                            (2)
     27.1     Financial Data Schedule                                                                                   (5)
------------------------------------------------------------------------------------------------------------------------------

(1) Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on November 4, 1997.
(4) Previously filed together with the Company's report on Form 8-K (file no.:0-24338) on November 26, 1997.
(5) Filed herewith the Company's annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.

*   Management contract, compensatory plan or arrangement.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

October 29, 1998                   By /s/ RAYMOND H. LOSI, II
                                     -------------------------------------
                                           Raymond H. Losi II
                                           Chief Executive Officer (Principal
                                             Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

October 29, 1998                   /s/  MARK S. SIEGEL
                                   ---------------------------------------
                                         Mark S. Siegel
                                         Chairman of the Board

October 29, 1998                   /s/  RAYMOND H. LOSI II
                                   ---------------------------------------
                                         Raymond H. Losi II
                                         Chief Executive Officer (Principal
                                         Executive Officer) and Director


October 29, 1998                   /s/  STEVEN L. MUELLNER
                                   ---------------------------------------
                                         Steven L. Muellner
                                         President

October 29, 1998                   /s/  ROGER M. WASSERMAN
                                   ----------------------------------------
                                         Roger M. Wasserman
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

October 29, 1998                   /s/  RANDALL L. BISHOP
                                   ----------------------------------------
                                         Randall L. Bishop
                                         Director

October 29, 1998                   /s/  MICHAEL T. CARR
                                   ----------------------------------------
                                         Michael T. Carr
                                         Director,

October 29, 1998                   /s/  LOREN HILDEBRAND
                                   ----------------------------------------
                                         Loren Hildebrand
                                         Director

October 29, 1998                   /s/  RAYMOND H. LOSI
                                   ----------------------------------------
                                         Raymond H. Losi
                                         Director