Form 10-Q
period 1998-10-31
VARIFLEX INC
filed 1998-12-15
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                      Commission File No.:
  October 31, 1998                                                0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                            95-3164466
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


        -----------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       ------     ------


As of December 11, 1998, there were 6,025,397 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX




Part I  -  Financial Information

    Item 1.  Financial Statements

                                                                        Page No.
                                                                        --------
Part I - Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets at
               October 31, 1998 and July 31, 1998.........................   3

               Consolidated Statements of Operations for the
               Three Months Ended October 31, 1998 and 1997...............   4

               Consolidated Statements of Cash Flows for the
               Three Months Ended October 31, 1998 and 1997...............   5

                Notes to Consolidated Financial Statements................   6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................   8


Part II  -  Other Information

       Item 1.  Legal Proceedings.......................................... 13

       Item 5.  Other Information.......................................... 13

       Item 6.  Exhibits and Reports on Form 8-K........................... 13

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                    October 31,      July 31,
                                                                       1998            1998
                                                                   ------------     ---------
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 8,489        $ 7,522
  Marketable securities available for sale                              18,626         20,147
  Trade accounts receivable, less allowances of $413 and
     $413 as of October 31, 1998 and July 31, 1998, respectively         8,615          8,205
  Inventory (finished goods)                                             6,873          5,898
  Inventory (raw materials and work-in-process)                            472            585
  Prepaid expenses and other current assets                              1,389          1,809
                                                                       -------        -------
Total current assets                                                    44,464         44,166
Property and equipment, net                                                478            501
Other assets                                                                85             88
                                                                       -------        -------
Total assets                                                           $45,027        $44,755
                                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade acceptances payable                                            $ 1,248        $   384
  Accounts payable                                                         923            371
  Accrued warranty                                                         576            450
  Accrued salaries and related liabilities                                 450            234
  Accrued co-op advertising                                              2,702          2,481
  Accrued returns and allowances                                           353            150
  Other accrued expenses                                                   724            813
                                                                       -------        -------
Total current liabilities                                                6,976          4,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued and outstanding                                  -              -
  Common stock, $.001 par value, 40,000,000 shares
    authorized, 6,025,397 issued and outstanding as
    of October 31, 1998 and July 31, 1998                                    9              9
  Common stock warrants                                                    702            702
  Additional paid-in capital                                            21,023         21,023
  Accumulated other comprehensive income                                (2,321)          (392)
  Retained earnings                                                     18,638         18,530
                                                                       -------        -------
Total stockholders' equity                                              38,051         39,872
                                                                       -------        -------
Total liabilities and stockholders' equity                             $45,027        $44,755
                                                                       =======        =======

See accompanying notes

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three months ended
                                                              October 31,
                                                          ------------------
                                                           1998        1997
                                                          ------     -------
Net sales                                                 $8,876     $13,659
Cost of goods sold                                         7,222      11,498
                                                          ------     -------
Gross profit                                               1,654       2,161
                                                          ------     -------

Operating expenses:
     Selling and marketing                                   956       1,462
     General and administrative                            1,092       1,099
                                                          ------     -------
Total operating expenses                                   2,048       2,561
                                                          ------     -------
Loss from operations                                        (394)       (400)
                                                          ------     -------
Other income (expense):
     Interest income and other                               502         256
                                                          ------     -------
Total other income (expense)                                 502         256
                                                          ------     -------
Income (loss) before income taxes                            108        (144)
(Benefit from) provision for income taxes                      -        (123)
                                                          ------     -------
Net income (loss)                                           $108        ($21)
                                                          ======     =======

Net income (loss) per share of common stock:
     Basic                                                 $0.02      ($0.00)
                                                          ======     =======
     Diluted                                               $0.02      ($0.00)
                                                          ======     =======
Weighted average shares outstanding:
     Basic                                                 6,025       6,025
                                                          ======     =======
     Diluted                                               6,047       6,025
                                                          ======     =======

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                   Three months ended
                                                                       October 31,
                                                                   ------------------
                                                                    1998        1997
                                                                   ------      ------
OPERATING ACTIVITIES
Net income (loss)                                                   $ 108       ($21)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                      98        287
    Deferred income taxes                                               -       (130)
    Loss on sale of marketable securities                               2          -
    Changes in operating assets and liabilities:
      Trade accounts receivable                                      (410)    (3,161)
      Inventory                                                      (862)     2,302
      Prepaid expenses and other current assets                       420       (463)
      Trade acceptances payable                                       864        976
      Accounts payable                                                552        402
      Other current liabilities                                       677      1,013
                                                                   ------    -------
Net cash provided by operating activities                           1,449      1,205
                                                                   ------    -------
INVESTING ACTIVITIES
Purchases of property and equipment                                   (75)       (76)
Gross purchases of available-for-sale securities                     (412)    (3,435)
Gross sales of available-for-sale securities                            2      1,050
Other assets                                                            3        (38)
                                                                   ------    -------
Net cash used in investing activities                                (482)    (2,499)
                                                                   ------    -------
FINANCING ACTIVITIES                                                    -          -

Net increase (decrease) in cash                                       967     (1,294)
Cash and cash equivalents at beginning of period                    7,522      7,823
                                                                   ------    -------
Cash and cash equivalents at end of period                         $8,489    $ 6,529
                                                                   ======    =======

Cash paid during the period for:
  Interest                                                            -           -
  Income taxes                                                        -           -

See accompanying notes.

                                VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1998 financial statements to conform with fiscal 1999 presentation.

Note 3.  Earnings per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." FASB No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed similar to the previous method used to compute fully diluted earnings per share and includes the dilutive effects of stock options and warrants. For the three months ended October 31, 1998 the number of shares used in the calculation of diluted earnings per share included 21,820 shares issuable under stock options and warrants using the treasury stock method. The Company's diluted earnings per share for the three months ended October 31, 1997 is the same as basic earnings per share since the effect of options and warrants is antidilutive or immaterial. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the requirements of FASB No. 128.

Note 4.  Comprehensive Income

     As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During the first quarter of fiscal 1999 and 1998, total comprehensive income (loss), which consists of net income (loss) and other comprehensive income (loss) for the period, amounted to ($1,821,000) and $3,000, respectively.

Note 5.  Legal Proceedings

     In March 1998, the Company was served with two lawsuits entitled: (i) Mark
C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first complaint (i) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by the plaintiff and used in a competing instant set-up, collapsible canopy product and (ii) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second complaint (i) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and (ii) prays for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company has filed an answer in both lawsuits denying the allegations of the complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations. In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The complaint in this action is virtually identical to the complaint on behalf of Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. The Company and Service Merchandise filed an answer to the complaint on behalf of Service Merchandise in the Central District of California (Los Angeles) action. Thereafter, the plaintiff dismissed without prejudice the Northern District of California action, and the claim will proceed in the Los Angeles action. These lawsuits are at an early stage. The Company believes it has meritorious defenses to the claims alleged in the complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material and adverse effect on the Company's business prospects and financial condition. In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material and adverse effect on the Company's business and results of operations.

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

       Results of Operations
       ---------------------

       Net Sales.   Net sales for the first quarter of fiscal 1999 (the quarter
       ---------
ended October 31, 1998) totaled $8,876,000 compared to $13,659,000 for the first quarter of fiscal 1998, representing a decrease of $4,783,000 or 35%. The decrease in net sales primarily resulted from decreases in sales of the Company's in-line skates, skateboards and athletic protective equipment, offset to a lesser degree by an increase in sales of the Quik Shade(R) instant canopy. The decrease in the Company's skate sales was attributable to a continuing industry-wide decline in consumer demand compared to the same period in fiscal 1998 and prior years. Net sales were also adversely affected during the quarter by competitive pressures, which caused sale prices to decline in many of the Company's product categories. Another factor contributing to the decline in net sales is the fact that Kmart Corporation, which accounted for 14% of the Company's gross sales for the first quarter of fiscal 1998, is no longer a major customer for the Company's in-line skates and skateboards.

       The following table shows the Company's major product categories as a percentage of total gross sales:


                                                     Quarter Ended October 31
                                                         1998        1997
                                                         ----        ----
In-line skates                                             54%         67%
Skateboards and scooters                                   19%         16%
Canopies                                                    8%          1%
Snowboards and accessories                                  8%          7%
Bicycle and recreational safety helmets                     6%          3%
Athletic protective equipment                               3%          6%
Other                                                       2%          *
                                                          ---         ---
     Total                                                100%        100%
                                                          ===         ===

  -------------------------------
     (*)  Less than one-half of one percent.


       Gross Profit.  Gross profit for the first quarter of fiscal 1999 totaled
       ------------
$1,654,000 compared to $2,161,000 for the first quarter of fiscal 1998, a decrease of $507,000 or 23%. The Company's gross margin was 18.6% of net sales for the quarter ended October 31, 1998, compared to 15.8% for the quarter ended October 31, 1997. The Company's gross margin of 18.6% for the first quarter of fiscal 1999 represents an increase from 15.3% for the fiscal year ended July 31, 1998. The increase in gross margin percentage was the result of several factors, including the impact of the addition to the sales product mix of canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing and the decrease in sales to Kmart Corporation during the first quarter of fiscal 1999 versus the first quarter of fiscal 1998, which had a positive impact on the Company's gross margin due to the pricing structure for Kmart. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

       Operating Expenses.  The Company's selling and marketing expenses totaled
       ------------------
$956,000 for the first quarter of 1999, compared to $1,462,000 in the first quarter of 1998, a decrease of $506,000 or 35%. Selling and marketing expenses for the first quarter of fiscal 1999 amounted to 10.8% of net sales, compared to 10.7% during the first quarter of fiscal 1998. The decrease in selling and marketing expenses is primarily due to decreases in commissions and co-op advertising expenses resulting from lower sales volume. The increase as a percentage of net sales is the result of certain other types of expenses, such as administrative salaries and some promotional expenses, that are basically fixed in amount and are not directly related to sales.

       General and administrative expenses totaled $1,092,000 in the first quarter of 1999, compared to $1,099,000 in the first quarter of 1998, a decrease of $7,000 or 1%. General and administrative expenses for the first quarter of fiscal 1999 amounted to 12.3% of net sales, compared to 8.0% during the first quarter of fiscal 1999. The increase as a percentage of net sales is primarily due to the fixed nature of many expenses which are not directly related to sales, as well as an increase in legal expenses, related to the legal proceedings described in Note 5, partially offset by a decrease in computer consulting expense.

       Other Income (Expense). Other income totaled $502,000 in the first
       ----------------------
quarter of 1999, compared to $256,000 in the first quarter of 1998, an increase of $246,000 or 96%. This increase was primarily due to an increase in interest income as a result of a change during the third quarter of fiscal year 1998 in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds, compared to the corresponding period of the prior year.

       (Benefit from) Provision for Income Taxes  The provision for income taxes
       -----------------------------------------
is zero for the three months ended October 31, 1998 compared to an income tax benefit of $123,000 or (85.4%) of the loss before income taxes for the three months ended October 31, 1997. The provision for income taxes for the three months ended October 31, 1998 reflects the reduction of approximately $47,000 of the deferred tax valuation allowance. The provision for income taxes before the reduction of the deferred tax valuation allowance would have been approximately $47,000 or 43.5% of income before income taxes. The effective tax rate before the reduction of the deferred tax valuation allowance for the three months ended October 31, 1998 differs from the federal statutory rate primarily due to state income taxes and certain expenses that are not deductible for federal income tax purposes. The effective tax rate for the three months ended October 31, 1997 differs from the federal statutory rate primarily due to certain interest income, which is exempt from federal income taxes due to the nature of the investments from which it is derived.

       At October 31, 1998 the Company has a valuation allowance of $1,490,000 for its net deferred tax assets. To the extent that the Company generates sufficient income in the future the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

       Liquidity and Capital Resources
       -------------------------------

       The Company has a credit agreement with a major bank providing a $7,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1998, is unsecured and contains certain financial covenants which the Company must satisfy.

       Cash and marketable securities available for sale totaled $27,115,000 as of October 31, 1998, compared to $27,669,000 as of July 31, 1998. Net working capital as of October 31, 1998 was $37,488,000, compared to $39,283,000 as of July 31, 1998, and the Company's current ratio was 6.4:1 as of October 31, 1998, compared to 9.0:1 as of July 31, 1998. The decreases in working capital and current ratio were primarily due to increases in liabilities for trade acceptances, accounts payable and accruals for co-op advertising and other various expenses.

       The Company had no long-term debt as of October 31, 1998 and July 31, 1998. The Company had net stockholders' equity of $38,051,000 as of October 31, 1998, compared to $39,872,000 as of July 31, 1998, with the difference due to operating results for the three months ended October 31, 1998, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

       Year 2000
       ---------

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

       During the remainder of 1998 and in 1999, the Company will continually review its progress against its Year 2000 plans and determine what contingency plans are appropriate to reduce its exposure to Year 2000 related issues.

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

       General.  There are several risks and uncertainties that may affect the
       --------
future operating results, business and financial condition of the Company, including, without limitation: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; (2) the risk of loss of one or more of the Company's major customers; (3) the risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability; (4) the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive;
(5) the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins; and (6) the risks inherent in legal proceedings. Readers are also encouraged to refer to the Company's most recent annual report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings.

          See Note 5 to Notes to Consolidated Financial Statements included in
          Part I of this Form 10-Q, which is incorporated herein by this reference.

Item 5.   Other Information.

        The Company has announced its intention to manufacture and market a new concept in trampolines--a "springless" trampoline that uses an elastic material to provide the bounce and lift. The Company also intends to market replacement kits which can be used to turn existing spring trampolines into the new "springless trampolines." On December 1, 1998, the Company entered into an Exclusive License Agreement (the "Agreement") with Product Resource & Development, Inc., a George corporation ("PRD") and its principal stockholder Wayne Rich ("Rich"). PRD has a patent pending on technology to be incorporated into this new type of trampoline. Under the Agreement, PRD and Rich have granted to the Company an exclusive worldwide license to utilize this technology in connection with the manufacture and marketing of these new "springless" trampolines, replacement kits, and related products. The Company paid $1 million to PRD on execution of the Agreement, fifty percent (50%) of which will be applied as a credit towards royalties otherwise payable by the Company to PRD. An additional $500,000 will be paid by the Company when the requisite U.S. patent is issued. There are no minimum sales requirements under the Agreement. For each trampoline sold by the Company, PRD will received royalties ranging from $2.50 per trampoline to $7.50, depending upon the price of the trampoline. For certain trampoline replacement parts and accessories sold by the Company, PRD will receive a royalty of 10%.

        The Company has the right to terminate the Agreement at any time after three years or the date on which the first U.S. patent covering the trampoline is issued, whichever occurs first.

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

                                VARIFLEX, INC.



December 11, 1998      /s/ RAYMOND H. LOSI II
                       ------------------------------------------------
                           Raymond H. Losi II
                           Chief Executive Officer (Principal Executive Officer)



December 11, 1998      /s/ ROGER M. WASSERMAN
                       ------------------------------------------------
                           Roger M. Wasserman
                           Chief Financial Officer (Principal Financial and Accounting Officer)