Form 10-Q
period 1999-01-31
VARIFLEX INC
filed 1999-03-17
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                        Commission File No.:
  January 31, 1999                                 0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

    Delaware                                            95-3164466
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


         -----------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No
                                       -----------   ----------


As of March 12, 1999, there were 5,654,118 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
Part I  -   Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets at
            January 31, 1999 and July 31, 1998.........................................................  3

            Consolidated Statements of Operations for the
            Three Month and Six Month Periods Ended January 31, 1999 and 1998..........................  4

            Consolidated Statements of Cash Flows for the
            Six Months Ended January 31, 1999 and 1998.................................................  5

            Notes to Consolidated Financial Statements.................................................  6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................................................  8


Part II  -  Other Information

   Item 1.  Legal Proceedings.......................................................................... 14

   Item 4.  Submission of Matters to a Vote of Security Holders........................................ 14

   Item 5.  Other Information.......................................................................... 14

   Item 6.  Exhibits and Reports on Form 8-K........................................................... 15

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                         January 31,      July 31,
                                                                             1999           1998
                                                                         ------------   ------------
                                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                                   $3,798         $7,522
  Marketable securities available for sale                                    19,551         20,147
  Trade accounts receivable, less allowances of $414 and
     $413 as of January 31, 1999 and July 31, 1998, respectively              11,086          8,205
  Inventory (finished goods)                                                   5,787          5,898
  Inventory (raw materials and work-in-process)                                  578            585
  Deferred income taxes                                                          616              -
  Prepaid expenses and other current assets                                    1,006          1,809
                                                                          ----------     ----------
Total current assets                                                          42,422         44,166
Property and equipment, net                                                      403            501
Other assets                                                                   1,037             88
                                                                          ----------     ----------
Total assets                                                                 $43,862        $44,755
                                                                          ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
  Trade acceptances payable                                                     $545           $384
  Accounts payable                                                               466            371
  Accrued warranty                                                               912            450
  Accrued salaries and related liabilities                                       482            234
  Accrued co-op advertising                                                    3,208          2,481
  Accrued returns and allowances                                                 342            150
  Other accrued expenses                                                       1,565            813
                                                                          ----------     ----------
Total current liabilities                                                      7,520          4,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued and outstanding                                        -              -
  Common stock, $.001 par value, 40,000,000 shares
    authorized, 6,025,397 shares issued
    as of January 31, 1999 and July 31, 1998                                       9              9
  Common stock warrants                                                          702            702
  Additional paid-in capital                                                  21,023         21,023
  Accumulated other comprehensive income                                      (1,867)          (392)
  Retained earnings                                                           18,769         18,530
  Treasury stock, at cost, 371,279 shares as of January 31, 1999              (2,294)             -
                                                                          ----------     ----------
Total stockholders' equity                                                    36,342         39,872
                                                                         ------------   ------------
Total liabilities and stockholders' equity                                   $43,862        $44,755
                                                                          ===========    ===========

See accompanying notes

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                        Six months ended      Three months ended
                                                           January 31,             January 31,
                                                     ----------------------  ----------------------
                                                       1999         1998       1999         1998
                                                     ---------    ---------  ---------    ---------

         Net sales                                    $19,502      $24,304    $10,626      $10,645
         Cost of goods sold                            15,109       20,386      7,887        8,888
                                                      --------     --------   --------     --------
         Gross profit                                   4,393        3,918      2,739        1,757
                                                      --------     --------   --------     --------

         Operating expenses:
              Selling and marketing                     2,383        2,818      1,427        1,356
              General and administrative                2,637        2,942      1,545        1,843
              Impairment write-off                          -          995          -          995
                                                      --------     --------   --------     --------
         Total operating expenses                       5,020        6,755      2,972        4,194
                                                      --------     --------   --------     --------
         Loss from operations                            (627)      (2,837)      (233)      (2,437)
                                                      --------     --------   --------     --------

         Other income (expense):
              Interest income and other                 1,046          533        544          277
                                                      --------     --------   --------     --------
         Total other income (expense)                   1,046          533        544          277
                                                      --------     --------   --------     --------

         Income (loss) before income taxes                419       (2,304)       311       (2,160)
         Provision for income taxes                       180          505        180          628
                                                      --------     --------   --------     --------
         Net income (loss)                               $239      ($2,809)      $131      ($2,788)
                                                      ========     ========   ========     ========


         Net income (loss) per share of common stock:
              Basic                                     $0.04        $0.47      $0.02        $0.46
                                                      ========     ========   ========     ========
              Diluted                                   $0.04        $0.47      $0.02        $0.46
                                                      ========     ========   ========     ========
         Weighted average shares outstanding:
              Basic                                     6,017        6,025      6,009        6,025
                                                      ========     ========   ========     ========
              Diluted                                   6,065        6,025      6,084        6,025
                                                      ========     ========   ========     ========

         See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                 Six months ended
                                                                    January 31,
                                                               ---------   ---------
                                                                 1999        1998
                                                               ---------   ---------
Operating activities
Net income (loss)                                                  $239     ($2,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                   223         510
    Deferred income taxes                                          (616)        784
    Loss on sale of marketable securities                             2           4
    Impairment write-offs                                             -         995
    Common stock warrants issued                                      -         702
    Changes in operating assets and liabilities:
      Trade accounts receivable                                  (2,881)       (505)
      Inventory                                                     118       3,877
      Prepaid expenses and other current assets                     803        (620)
      Trade acceptances payable                                     161        (336)
      Accounts payable                                               95        (236)
      Other current liabilities                                   2,381       1,147
                                                               ---------   ---------
Net cash provided by operating activities                           525       3,513
                                                               ---------   ---------

Investing activities
Purchases of property and equipment                                 (83)       (202)
Gross purchases of available-for-sale securities                   (883)     (5,493)
Gross sales of available-for-sale securities                          2       4,404
Other assets                                                       (991)         39
Purchase of treasury shares                                      (2,294)          -
                                                               ---------   ---------
Net cash used in investing activities                            (4,249)     (1,252)
                                                               ---------   ---------

Financing activities                                                  -           -

Net increase (decrease) in cash                                  (3,724)      2,261
Cash and cash equivalents at beginning of period                  7,522       7,823
                                                               ---------   ---------
Cash and cash equivalents at end of period                       $3,798     $10,084
                                                               =========   =========


Cash paid during the period for:
  Interest                                                            -           -
  Income taxes                                                     $112           -

Supplemental disclosure of non-cash financing activities:
  In November 1997, the Company issued stock warrants and recorded therewith a non-cash expense of $702,000 as compensation in connection with certain consulting agreements entered into.

See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1998 financial statements to conform with fiscal 1999 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 1999 the number of shares used in the calculation of diluted earnings per share included 74,273 shares and 47,835 shares, respectively, issuable under stock options and warrants using the treasury stock method. The Company's diluted earnings per share for the three and six month periods ended January 31, 1998 is the same as basic earnings per share since the effect of options and warrants is antidilutive or immaterial.

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

     Total comprehensive income (loss), which consists of net income (loss) and other comprehensive income (loss) for the period, amounted to $585,000 and $(1,236,000), respectively, for the three and six month periods ended January 31, 1999 and amounted to $(2,747,000) and $(2,744,000), respectively, for the three and six month periods ended January 31, 1998.

Note 5.  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued in 1997 effective for fiscal years beginning subsequent to December 15, 1997, and therefore, will be adopted by the Company for the 1999 fiscal year. The Company does not expect the adoption of SFAS No. 131 to result in any material changes in its disclosure and this statement will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Note 6.  Treasury Stock

     In January 1999, the Company purchased 371,279 shares of its common stock, which were tendered as a result of a self-tender offer, pursuant to a modified Dutch auction. The shares were purchased at a price of $6.00 per share. Treasury stock is recorded at cost, including all fees and expenses applicable to the self-tender offer.

Note 7.  Legal Proceedings

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Overview
     --------

     The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), snowboards and related accessories, yo-yo's, and portable instant canopies, and plans to introduce a springless trampoline in early 1999. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

     Results of Operations
     ---------------------


     Net Sales. Net sales for the second quarter of fiscal 1999 (the quarter
     ----------
ended January 31, 1999) totaled $10,626,000 compared to $10,645,000 for the second quarter of fiscal 1998, representing a decrease of $19,000, or 0%. For the six months ended January 31, 1999, net sales totaled $19,502,000 compared to $24,304,000 for the corresponding period of the prior year, representing a decrease of $4,802,000, or 20%. The decrease in net sales for the six months primarily resulted from Kmart Corporation, which accounted for 15% of the Company's gross sales for the first six months of fiscal 1998, no longer being a major customer for the Company's in-line skates and skateboards. Net sales were also adversely affected by competitive pressures on in-line skates and skateboards, which caused sales prices to decline in these product categories. Sales of the Company's athletic protective equipment and snowboards decreased, offset by increases in sales of yo-yo's (a new product introduced in fiscal
1999) and the Quik Shade(R) instant canopy.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                             Quarter Ended January 31           Six Months Ended January 31,
                                                                 1999             1998                1999             1998
                                                                 ----             ----                ----             ----

In-line skates                                                    64%              57%                 60%              62%
Skateboards and scooters                                          18%              24%                 18%              20%
Canopies                                                           4%               1%                  6%               1%
Bicycle and recreational safety helmets                            4%               6%                  5%               4%
Snowboards and accessories                                         1%               8%                  4%               8%
Yo-yo's                                                            6%               -                   4%               -
Athletic protective equipment                                      3%               4%                  3%               5%
Other                                                             (*)              (*)                 (*)              (*)
                                                                 ----             ----                ----             ----

     Total                                                       100%             100%                100%             100%
                                                                 ====             ====                ====             ====

    -----------------------------
     (*)  Less than one-half of one percent.

     Gross Profit.  Gross profit for the second quarter of fiscal 1999 totaled
     -------------
$2,739,000, compared to $1,757,000 for the second quarter of fiscal 1998, an increase of $982,000, or 56%. The Company's gross margin was 25.8% of net sales for the quarter ended January 31, 1999, compared to 16.5% for the quarter ended January 31, 1998. The increase in gross margin percentage was the result of several factors, including the impact of the addition to the sales product mix of canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing and the decrease in sales to Kmart Corporation during the second quarter of fiscal 1999 versus the second quarter of fiscal 1998, which had a positive impact on the Company's gross margin due to the pricing structure for Kmart. Gross margin was 22.5% for the six months ended January 31, 1999, compared to 16.1% for the six months ended January 31, 1998. The increase in gross margin was primarily due to the same factors that impacted the second quarter, as discussed above. The Company's gross margin of 25.8% for the second quarter of fiscal 1999 represents an increase from 18.6% for the quarter ended October 31, 1998. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,427,000 for the second quarter of 1999, compared to $1,356,000 in the second quarter of 1998, an increase of $71,000 or 5%. Selling and marketing expenses for the second quarter of fiscal 1999 thus amounted to 13.4% of net sales, compared to 12.7% during the second quarter of fiscal 1998. The increase in selling and marketing expenses and the increase as a percentage of net sales are primarily due to increases in promotional and co-op advertising expenses. For the six months ended January 31, 1999, selling and marketing expenses totaled $2,383,000 compared to $2,818,000 for the corresponding period of the prior year, representing a decrease of $435,000 or 15%. Selling and marketing expenses for the first six months of fiscal 1999 thus amounted to 12.2% of net sales, compared to 11.6% during the first six months of fiscal 1998. The percentage increase is primarily due to increases in promotional advertising expenses as a percentage of net sales, while the decrease in dollar amount is primarily due to decreases in various expenses that are directly related to sales and decreased correspondingly with the lower sales level described in the Net Sales section.

     General and administrative expenses totaled $1,545,000 in the second quarter of 1999, compared to $1,843,000 in the second quarter of 1998, a decrease of $298,000, or 16%. For the six months ended January 31, 1999, general and administrative expenses decreased $305,000, or 10%. These decreases in both the second quarter and first six months of fiscal 1999 are primarily due to non-cash consulting expenses of $702,000 recognized in the second quarter of fiscal 1998 with respect to the consultation agreements entered into in connection with the stock acquisition by REMY Capital Partners IV, L.P., a private investment partnership. Excluding such consulting expenses, the Company's general and administrative expenses for the second quarter of fiscal 1999 increased $404,000 or 35%, compared to the second quarter of fiscal 1998, and for the six months of fiscal 1999 increased $397,000 or 18%, compared to the six months of fiscal 1998, due primarily to an increase in legal expenses, related to the legal proceedings described in Note 7 in the notes to the consolidated financial statements, partially offset by a decrease in computer consulting expense.

     During the quarter ended January 31, 1998, the Company recognized an impairment loss of $995,000 for write-downs of fixed assets and a write-off of the remaining unamortized balance of goodwill relating to its snowboard operations.

     Other Income (Expense).  Other income totaled $544,000 in the second
     ----------------------
quarter of 1999, compared to $277,000 in the second quarter of 1998, an increase of $267,000 or 96%. This increase was primarily due to an increase in interest income as a result of a change during the third quarter of fiscal year 1998 in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds, compared to the corresponding period of the prior year.

     Provision for Income Taxes.  The provision for income taxes is $180,000 or
     ---------------------------
57.9% of income before income taxes for the second quarter of fiscal 1999 compared to an income tax provision of $628,000 on a loss before income taxes of ($2,160,000) for the second quarter of fiscal 1998. The provision for income taxes is $180,000 or 43.0% of income before income taxes for the first six months of fiscal 1999 compared to an income tax provision of $505,000 on a loss before income taxes of $(2,304,000) for the first six months of fiscal 1998.
The provisions for income taxes for the three and six month periods ended January 31, 1998 resulted from a deferred tax valuation allowance recorded during the quarter ended January 31, 1998, which was equal to the balance of the Company's deferred tax assets. The provision for income taxes for the three and six month periods ended January 31, 1999 reflects the net increase of approximately $29,000 and the net reduction of approximately $18,000, respectively, of the deferred tax valuation allowance. The provision for income taxes before the net change of the deferred tax valuation allowance for the three and six months ended January 31, 1999 would have been approximately $151,000 and $198,000, respectively, representing 48.6% and 47.3%, respectively, of income before income taxes. The effective tax rate before the reduction of the deferred tax valuation allowance for the six months ended January 31, 1999 differs from the federal statutory rate primarily due to state income taxes and certain expenses that are not deductible for federal income tax purposes.

     At January 31, 1999 the Company has a valuation allowance of $1,519,000 for its net deferred tax assets. To the extent that the Company generates sufficient income in the future the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $7,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires March 31, 1999, is unsecured and contains certain financial covenants which the Company must satisfy.

     Cash and marketable securities available for sale totaled $23,349,000 as of January 31, 1999, compared to $27,669,000 as of July 31, 1998. Net working capital as of January 31, 1999 was $34,902,000, compared to $39,283,000 as of July 31, 1998, and the Company's current ratio was 5.6:1 as of January 31, 1999, compared to 9.0:1 as of July 31, 1998. The decreases in working capital and current ratio were primarily due to decreases in cash of approximately $2,300,000 used for the purchase of treasury stock as described in Note 6 in the notes to the consolidated financial statements and $1,000,000 used as payment pursuant to the trampoline license agreement entered into on December 1, 1998, as well as increases in liabilities for trade acceptances, accounts payable and accruals for co-op advertising, warranty, returns and allowances and other various expenses.

     The Company had no long-term debt as of January 31, 1999 and July 31, 1998. The Company had net stockholders' equity of $36,342,000 as of January 31, 1999, compared to $39,872,000 as of July 31, 1998, with the difference due to operating results for the six months ended January 31, 1999, the purchase of treasury stock as described in Note 6 in the notes to the consolidated financial statements, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

     Sensitivity
     -----------

     The Company does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers has any significant material and adverse impact on the Company's ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in U.S. Dollars and payments to suppliers are also made in U.S. Dollars. Nonetheless, there can be no assurance that the value of the dollar will not have an impact upon the Company in the future.

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio of bond funds, of which 60% is invested in high-yield bond funds. The Company does not have any interest rate sensitivity related to borrowings.

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

     State of Readiness.  The Company has been working to resolve the potential
     -------------------
impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company has been assured by its outside information systems consultant that the Company's primary information management hardware and software systems--the mainframe systems from which the Company generates its significant third party and business information processing as a distributor and wholesaler--have been tested and confirmed to be Year 2000 compliant. The Company's secondary personal computer based information systems--hardware and software utilized for financial and operational spreadsheets and word processing--have been tested and confirmed to be Year 2000 compliant. The Company believes that it does not have any significant non-information technology embedded systems that require Year 2000 remediation.

     The Company's operations are also dependent on the Year 2000 readiness of third parties who do business with the Company. As a distributor and wholesaler, the Company is dependent upon independent contractors for supply of its products and upon major retailers, such as mass merchandisers, catalog houses and major sporting goods chains, for the sale of its products. The Company has sent questionnaires to its primary vendors, suppliers, customers and other third party providers of significant services to determine that they have a program in place to address Year 2000 issues and that they expect to be Year 2000 compliant. Follow-up communication with those third parties who have not responded should be completed by the end of the third quarter of fiscal 1999. Over 80% of the third parties with whom the Company has a material relationship have provided written assurances that they will be Year 2000 compliant.

     Costs.  The Company has utilized both internal and external resources to
     ------
reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the project was approximately $50,000 and was funded by the Company's cash flow.

     Risks.  The Company believes it has an effective program in place to
     ------
resolve the Year 2000 issue in a timely manner. As noted above, the Company is dependent upon third party independent contractors for supply of its products and upon major retailers for the sale of its products. In the event that a major supplier is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to receive new products to be shipped. In the event that a major retailer is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to ship its products and receive collection of receivables. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on the Company's business, results of operations and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially and adversely affect the Company.

     Contingency Plans.  The Company has no contingency plans for certain
     ------------------
critical applications and other systems other than manual workarounds. The Company currently has no contingency plans in place if significant third party suppliers are not Year 2000 compliant on time. The Company plans to evaluate the status of their readiness by July 31, 1999 and determine whether such a plan is necessary.

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

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          See Note 7 to Notes to Consolidated Financial Statements included in
          Part I of this Form 10-Q, which is incorporated herein by this reference.

Item 4.   Submission of Matters to Vote of Security Holders
          -------------------------------------------------

          At the Annual Meeting of Stockholders on December 8, 1998, the following matters were voted on and approved:

          1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Kenneth N. Berns, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond
             (Jay) H. Losi II and Mark S. Siegel. A total of 5,931,927 shares voted, representing 98.4% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                                                                    Votes                   Votes
                                                                     For                   Against

                      Kenneth N. Berns                           5,916,486                   15,441
                      Michael T. Carr                            5,916,486                   15,441
                      Loren Hildebrand                           5,916,486                   15,441
                      Raymond H. Losi                            5,916,086                   15,841
                      Raymond H. Losi II                         5,916,086                   15,841
                      Mark S. Siegel                             5,916,486                   15,441

          2. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 1999 was ratified. 5,915,777 shares of common stock voted in favor of the proposal, 8,500 shares voted against and 7,650 shares abstained.

          Item 5.  Other Information
                   -----------------

          In January 1999, the Company purchased 371,279 shares of its common stock, which were tendered as a result of a self-tender offer, pursuant to a modified Dutch auction. The shares were purchased at a price of $6.00 per share. Treasury stock is recorded at cost, including all fees and expenses applicable to the self-tender offer.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

                                VARIFLEX, INC.


March 12, 1999      /s/  Raymond H. Losi II
                    ---------------------------------------------
                         Raymond H. Losi II
                         Chief Executive Officer (Principal Executive Officer)

March 12, 1999      /s/   Roger M. Wasserman
                    -----------------------------------
                          Roger M. Wasserman
                          Chief Financial Officer (Principal Financial and
                          Accounting Officer)