Form 10-Q
period 1999-04-30
VARIFLEX INC
filed 1999-06-14
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:                                Commission File No.:
  April 30, 1999                                            0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                           95-3164466
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

            -------------------------------------------------------

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

As of June 7, 1999, there were 5,654,118 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX

                                                                         Page No.
                                                                         --------

Part I - Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets at
             April 30, 1999 and July 31, 1998...........................    3

             Consolidated Statements of Operations for the Three Month
             and Nine Month Periods Ended April 30, 1999 and 1998.......    4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended April 30, 1999 and 1998..................    5

             Notes to Consolidated Financial Statements.................    6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    8

Part II - Other Information

     Item 1. Legal Proceedings..........................................   14

     Item 5. Other Information..........................................   14

     Item 6. Exhibits and Reports on Form 8-K...........................   14

                                    PART I
                             FINANCIAL INFORMATION

                         Item 1. Financial Statements

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                             April 30,       July 31,
                                                                               1999           1998
                                                                          -----------    -----------
                                                                           (Unaudited)
      Assets
      Current assets:
        Cash and cash equivalents                                            $ 6,023        $ 7,522
        Marketable securities available for sale                              20,065         20,147
        Trade accounts receivable, less allowances of $417 and
           $413 as of April 30, 1999 and July 31, 1998, respectively           9,583          8,205
        Inventory (finished goods)                                             5,263          5,898
        Inventory (raw materials and work-in-process)                            374            585
        Deferred income taxes                                                    215              -
        Prepaid expenses and other current assets                              1,078          1,809
                                                                          -----------    -----------
      Total current assets                                                    42,601         44,166
      Property and equipment, net                                                341            501
      Other assets                                                             1,175             88
                                                                          -----------    -----------
      Total assets                                                           $44,117        $44,755
                                                                          ===========    ===========

      Liabilities and stockholders' equity
      Current liabilities:
        Trade acceptances payable                                            $ 1,455        $   384
        Accounts payable                                                         719            371
        Accrued warranty                                                         972            450
        Accrued salaries and related liabilities                                 523            234
        Accrued co-op advertising                                              2,482          2,481
        Accrued returns and allowances                                           476            150
        Other accrued expenses                                                   723            813
                                                                          -----------    -----------
      Total current liabilities                                                7,350          4,883

      Commitments and contingencies

      Stockholders' equity:
        Preferred stock, $.001 par value, 5,000,000 shares
          authorized, none issued and outstanding                                  -              -
        Common stock, $.001 par value, 40,000,000 shares
          authorized, 6,025,397 shares issued
          as of April 30, 1999 and July 31, 1998                                   9              9
        Common stock warrants                                                    702            702
        Additional paid-in capital                                            21,023         21,023
        Accumulated other comprehensive loss                                  (1,759)          (392)
        Retained earnings                                                     19,087         18,530
        Treasury stock, at cost, 371,279 shares as of April 30, 1999          (2,295)             -
                                                                          -----------    -----------
      Total stockholders' equity                                              36,767         39,872
                                                                          -----------    -----------
      Total liabilities and stockholders' equity                             $44,117        $44,755
                                                                          ===========    ===========

      See accompanying notes

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Nine months ended       Three months ended
                                                            April 30,               April 30,
                                                     ---------------------------------------------
                                                        1999         1998       1999         1998
                                                     ---------    ---------  ---------     --------
         Net sales                                    $29,897      $34,862    $10,395      $10,558
         Cost of goods sold                            23,106       28,902      7,997        8,516
                                                      --------     --------   --------     --------
         Gross profit                                   6,791        5,960      2,398        2,042
                                                      --------     --------   --------     --------

         Operating expenses:
              Selling and marketing                     3,608        4,225      1,225        1,407
              General and administrative                3,963        3,898      1,326          956
              Impairment write-off                          -          995          -            -
                                                      --------     --------   --------     --------
         Total operating expenses                       7,571        9,118      2,551        2,363
                                                      --------     --------   --------     --------
         Loss from operations                            (780)      (3,158)      (153)        (321)
                                                      --------     --------   --------     --------

         Other income (expense):
              Interest income and other                 1,517          941        471          408
                                                      --------     --------   --------     --------
         Total other income (expense)                   1,517          941        471          408
                                                      --------     --------   --------     --------

         Income (loss) before income taxes                737       (2,217)       318           87
         Provision for income taxes                       180          572          0           67
                                                      --------     --------   --------     --------
         Net income (loss)                               $557      ($2,789)      $318          $20
                                                      ========     ========   ========     ========


         Net income (loss) per share of common stock:
              Basic                                     $0.09        $0.46      $0.06        $0.00
                                                      ========     ========   ========     ========
              Diluted                                   $0.09        $0.46      $0.06        $0.00
                                                      ========     ========   ========     ========
         Weighted average shares outstanding:
              Basic                                     5,899        6,025      5,654        6,025
                                                      ========     ========   ========     ========
              Diluted                                   5,945        6,025      5,697        6,025
                                                      ========     ========   ========     ========

         See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                       Nine months ended
                                                                           April 30,
                                                                 -----------------------
                                                                       1999         1998
                                                                 ----------   ----------
Operating activities
Net income (loss)                                                      $557      ($2,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                       307          696
    Deferred income taxes                                              (215)         784
    Gain on sale of marketable securities                                 2          (27)
    Impairment write-off                                                  -          995
    Common stock warrants issued                                          -          702
    Changes in operating assets and liabilities:
      Trade accounts receivable                                      (1,378)      (2,328)
      Inventory                                                         846        1,987
      Prepaid expenses and other current assets                         731          628
      Trade acceptances payable                                       1,071          606
      Accounts payable                                                  348         (135)
      Other current liabilities                                       1,048        1,414
                                                                  ---------    ---------
Net cash provided by operating activities                             3,317        2,533
                                                                  ---------    ---------

Investing activities
Purchases of property and equipment                                    (106)        (249)
Gross purchases of available-for-sale securities                     (1,289)     (25,605)
Gross sales of available-for-sale securities                              2       20,348
Other assets                                                         (1,128)          51
Purchase of treasury shares                                          (2,295)           -
                                                                  ---------    ---------
Net cash used in investing activities                                (4,816)      (5,455)
                                                                  ---------    ---------

Financing activities                                                      -            -

Net decrease in cash                                                 (1,499)      (2,922)
Cash and cash equivalents at beginning of period                      7,522        7,823
                                                                  ---------    ---------
Cash and cash equivalents at end of period                           $6,023       $4,901
                                                                  =========    =========


Cash paid during the period for:
  Interest                                                                -            -
  Income taxes                                                         $512            -


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

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1998.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1998 financial statements to conform with fiscal 1999 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three and nine month periods ended April 30, 1999 the number of shares used in the calculation of diluted earnings per share included 42,945 shares and 46,205 shares, respectively, issuable under stock options and warrants using the treasury stock method. The Company's diluted earnings per share for the three and nine month periods ended April 30, 1998 is the same as basic earnings per share since the effect of options and warrants is antidilutive or immaterial.

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

     Total comprehensive income (loss), which consists of net income (loss) and other comprehensive income (loss) for the period, amounted to $426,000 and $(810,000), respectively, for the three and nine month periods ended April 30, 1999 and amounted to $40,000 and $(2,704,000), respectively, for the three and nine month periods ended April 30, 1998.

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

Note 7.  Legal Proceedings

     In March 1998, the Company was served with two lawsuits entitled: (i) Mark
C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first complaint (i) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by the plaintiff and used in a competing instant set-up, collapsible canopy product, and infringes plaintiff's trade dress, and (ii) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second complaint (i) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and (ii) prays for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company has filed an answer in both lawsuits denying the allegations of the complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations.

     In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The complaint in this action is virtually identical to the complaint on behalf of Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. The Company and Service Merchandise filed an answer to the complaint on behalf of Service Merchandise in the Central District of California (Los Angeles) action. Thereafter, the plaintiff dismissed without prejudice the Northern District of California action, and the claim will proceed
in the Los Angeles action.   Recently Service Merchandise filed a Chapter 11
bankruptcy petition, so the case is now stayed as to that defendant only.

     The Los Angeles action has had extensive discovery taken, with a trial date set for October 4, 1999. The Denver action is at an early stage, with a motion to transfer it to Los Angeles set for hearing September 3, 1999.

     In the Los Angeles action, SAFECO Insurance Company has agreed to provide a defense with a reservation of rights. SAFECO denies coverage for the patent claims but reserves rights as to trade dress and advertising injury claims, asserting numerous defenses to coverage.

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

Note 8.  Subsequent Event

     In May 1999, the Company announced that it will introduce a line of in-line skates, accessories, snowboards, helmets and yo-yo's under a license agreement to produce "X-Games"- identified merchandise. "X-Games" is a popular series of "extreme" sports programming aired on ESPN television networks.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Overview
     --------

     The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), snowboards and related accessories, yo-yo's, and portable instant canopies, and has introduced a springless trampoline in the fourth quarter of 1999. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

     Results of Operations
     ---------------------

     Net Sales. Net sales for the third quarter of fiscal 1999 (the quarter
     ----------
ended April 30, 1999) totaled $10,395,000 compared to $10,558,000 for the third quarter of fiscal 1998, representing a decrease of $163,000, or 2%. For the nine months ended April 30, 1999, net sales totaled $29,897,000 compared to $34,862,000 for the corresponding period of the prior year, representing a decrease of $4,965,000, or 14%. The decrease in net sales for the nine months resulted from several factors, including Kmart Corporation, which accounted for 7% of the Company's gross sales for the first nine months of fiscal 1998, no longer being a major customer for the Company's in-line skates and skateboards. Net sales were also adversely affected by competitive pressures on in-line skates and skateboards, which caused sales prices to decline in these product categories. Sales of the Company's recreational safety helmets, athletic protective equipment and snowboards decreased, offset by increases in sales of yo-yo's (a new product introduced in fiscal 1999) and the Quik Shade instant canopy.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                       Quarter Ended April 30,     Nine Months Ended April 30,
                                                            1999     1998                1999     1998
                                                            ----     ----                ----     ----

         In-line skates                                      42%      47%                 53%      58%
         Skateboards and scooters                            13%      16%                 17%      18%
         Canopies                                            30%      19%                 14%       6%
         Yo-yo's                                              9%       -                   6%       -
         Bicycle and recreational safety helmets              5%      12%                  5%       7%
         Snowboards and accessories                           -        2%                  3%       6%
         Athletic protective equipment                        1%       4%                  2%       5%
         Other                                               (*)      (*)                 (*)      (*)
                                                           -----    -----               -----    -----

              Total                                         100%     100%                100%     100%
                                                           =====    =====               =====    =====

     ---------------------------
     (*)  Less than one-half of one percent.

     Gross Profit.  Gross profit for the third quarter of fiscal 1999 totaled
     -------------
$2,398,000, compared to $2,042,000 for the third quarter of fiscal 1998, an increase of $356,000, or 17%. The Company's gross margin was 23.1% of net sales for the quarter ended April 30, 1999, compared to 19.3% for the quarter ended April 30, 1998. The increase in gross margin percentage was the result of several factors, including the impact of the increased sales of canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing. Gross margin was 22.7% for the nine months ended April 30, 1999, compared to 17.1% for the nine months ended April 30, 1998. The increase in gross margin was primarily due to the same factors that impacted the third quarter, as discussed above. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,225,000 for the third quarter of 1999, compared to $1,407,000 in the third quarter of 1998, a decrease of $182,000 or 13%. Selling and marketing expenses for the third quarter of fiscal 1999 thus amounted to 11.8% of net sales, compared to 13.3% during the third quarter of fiscal 1998. The decrease in selling and marketing expenses and the decrease as a percentage of net sales are primarily due to decreases in advertising and promotional expenses. For the nine months ended April 30, 1999, selling and marketing expenses totaled $3,608,000 compared to $4,225,000 for the corresponding period of the prior year, representing a decrease of $617,000 or 15%. Selling and marketing expenses for the first nine months of fiscal 1999 thus amounted to 12.1% of net sales, compared to 12.1% during the first nine months of fiscal 1998. The decrease in dollar amount is primarily due to decreases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and decreased correspondingly with the lower sales level described in the Net Sales section.

     General and administrative expenses totaled $1,326,000 in the third quarter of 1999, compared to $956,000 in the third quarter of 1998, an increase of $370,000, or 39%. For the nine months ended April 30, 1999, general and administrative expenses increased $65,000, or 2%. Non-cash consulting expenses of $702,000 were recognized during the nine months ended April 30, 1998 with respect to the consultation agreements entered into in connection with the stock acquisition by REMY Capital Partners IV, L.P., a private investment partnership. Excluding such consulting expenses, the Company's general and administrative expenses for the nine months of fiscal 1999 increased $767,000 or 24%, compared to the nine months of fiscal 1998. The increases in general and administrative expenses for both the third quarter and nine months of fiscal 1999 were primarily due to an increase in legal expenses, related to the legal proceedings described in Note 7 in the notes to the consolidated financial statements, partially offset by a decrease in computer consulting expense.

     During the second quarter of fiscal 1998, the Company recognized an impairment loss of $995,000 for write-downs of fixed assets and a write-off of the remaining unamortized balance of goodwill relating to its snowboard operations.

     Other Income (Expense).  Other income totaled $471,000 in the third quarter
     ----------------------
of 1999, compared to $408,000 in the third quarter of 1998, an increase of $63,000 or 15%. For the nine months ended April 30, 1999, other income totaled $1,517,000 compared to $941,000 for the corresponding period of the prior year, an increase of $576,000 or 61%. The increases in other income for both the third quarter and nine months of fiscal 1999 were primarily due to an increase in interest income as a result of a change during the third quarter of fiscal year 1998 in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds.

     Provision for Income Taxes.  There is no provision for income taxes for the
     ---------------------------
third quarter of fiscal 1999 due to changes in the valuation allowance. The income tax provision for the third quarter of fiscal 1998 was $67,000 or 77.0% of income before income taxes. The provision for income taxes is $180,000 or 24% of income before income taxes for the first nine months of fiscal 1999 compared to an income tax provision of $572,000 on a loss before income taxes of $(2,217,000) for the first nine months of fiscal 1998. The effective tax rate for the nine months ended April 30, 1998 is less than the federal statutory rate due to changes in the valuation allowance. The provision for income taxes for the three and nine month periods ended April 30, 1998 resulted from deferred tax valuation allowances recorded during the quarters ended January 31, 1998 and April 30, 1998.

     At April 30, 1999 the Company has a valuation allowance of approximately $1.5 million against its net deferred tax assets. To the extent that the Company generates sufficient income in the future, the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $6,500,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1999, is unsecured and contains certain financial covenants, which the Company must satisfy.

     Cash and marketable securities available for sale totaled $26,088,000 as of April 30, 1999, compared to $27,669,000 as of July 31, 1998. Net working capital as of April 30, 1999 was $35,251,000, compared to $39,283,000 as of July 31, 1998, and the Company's current ratio was 5.8:1 as of April 30, 1999, compared to 9.0:1 as of July 31, 1998. The decreases in working capital and current ratio were primarily due to decreases in cash of approximately $2,300,000 used for the purchase of treasury stock as described in Note 6 in the notes to the consolidated financial statements and $1,000,000 used as payment pursuant to the trampoline license agreement entered into on December 1, 1998, as well as an increase in cash due to normal operations and increases in liabilities for trade acceptances, accounts payable and accruals for warranty, returns and allowances and other various expenses.

     The Company had no long-term debt as of April 30, 1999 and July 31, 1998. The Company had net stockholders' equity of $36,767,000 as of April 30, 1999, compared to $39,872,000 as of July 31, 1998, with the difference due to operating results for the nine months ended April 30, 1999, the purchase of treasury stock as described in Note 6 in the notes to the consolidated financial statements, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

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

     The Company's operations are also dependent on the Year 2000 readiness of third parties who do business with the Company. As a distributor and wholesaler, the Company is dependent upon independent contractors for supply of its products and upon major retailers, such as mass merchandisers, catalog houses and major sporting goods chains, for the sale of its products. The Company has sent questionnaires to its primary vendors, suppliers, customers and other third party providers of significant services to determine that they have a program in place to address Year 2000 issues and that they expect to be Year 2000 compliant. Follow-up communication with those third parties who have not responded should be completed by the end of the fourth quarter of fiscal 1999. Over 90% of the third parties with whom the Company has a material relationship have provided written assurances that they will be Year 2000 compliant.

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

Item 5. Other Information
        -----------------

        In June 1999 the Company, in a private sale transaction, purchased an aggregate of 141,700 shares of its common stock for an aggregate of $779,350 pursuant to an unsolicited offer to sell received by the Company.

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

                                VARIFLEX, INC.



June 11, 1999          /s/ Raymond H. Losi II
                       ------------------------------
                           Raymond H. Losi II
                           Chief Executive Officer (Principal Executive Officer)



June 11, 1999          /s/ Roger M. Wasserman
                       ------------------------------
                           Roger M. Wasserman
                           Chief Financial Officer (Principal Financial and Accounting Officer)