Form 10-K
period 1999-07-31
VARIFLEX INC
filed 1999-10-20
CIK 921366

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended July 31, 1999           Commission File No.:  0-24338


                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)


               Delaware                                  95-3164466
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

             -----------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

             -----------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No_____
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 8, 1999 was approximately $11,128,000 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Shares of $.001 par value Common Stock outstanding at October 8, 1999:
                               5,512,418 shares.

             -----------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders scheduled to be held on December 6, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

     Statements in this Annual Report on Form 10-K as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, trend analysis and other information contained in this Form 10-K relative to markets for the Company's products and trends in net sales, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive; and the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost. In addition, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Actual results of operations may differ materially from those contained in the forward-looking statements. For a discussion of factors that might cause such a difference, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors That Could Affect Operating Results."



                                    PART I

Item 1.  Business.

     (a)  General Development of Business.

          Variflex, Inc. (the "Company") is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets, athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), snowboards, yo-yo's, and portable instant canopies, and introduced a springless trampoline in the fourth quarter of 1999. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

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

          The Company's in-line roller skates generally consist of a molded polymer boot with a wheel chassis attached to the bottom of the boot, and high density polyurethane wheels mounted on bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner which increases comfort. The wheel chassis is, depending on the model, made of either fiberglass-filled nylon or various plastics. Each chassis holds three or four wheels mounted in line, and each pair of skates has either one or two brakes, consisting of a hard rubber pad mounted on the rear of the chassis.

          The Company also markets skateboards and skoot skates. The Company presently offers different models of skateboards under the Variflex(R) brand and various models of the Variflex Skoot Skate, which is a skateboard with a removable handle for young children and beginners. Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards.

     The Company has developed and markets its Quik Shade(R) instant canopy, designed to offer portable shade and shelter for a variety of uses with the convenience of easy set-up and take-down. The Company presently offers multiple models of the Quik Shade(R).

     The Company also markets a line of skater and recreational safety helmets. The helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has adult helmet models, young adult models, youth models, child models and toddler models. Each model features ventilated aerodynamic designs with adjustable straps, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors using either a process of injecting a polyurethane foam or expanded polystyrene
(EPS) to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. All of the Company's helmets meet or exceed the standards of the American Society for Testing and Materials (ASTM) and the Consumer Product Safety Commission (CPSC).

     During 1999, the Company entered into an exclusive license agreement with Product Resource and Development, Inc. to manufacture and market a springless trampoline that uses an elastic material to provide the bounce and lift. The agreement gives the Company worldwide rights to the patent pending technology. The trampolines are being sold under the Airzone(TM) brand.

     The Company, during 1999, entered into a license agreement to produce a line of in-line skates, accessories, snowboards, helmets and yo-yo's under the "X-Games" brand.

     During 1999, the Company terminated its exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name.

     During 1998, the Company sold the assets of the manufacturing operation of its wholly-owned subsidiary, Static Snowboards, Inc., and closed the manufacturing factory, and is sourcing snowboards from independent contractors.

     For the fiscal years ended July 31, 1999, 1998 and 1997, these products comprised the following percentages of the Company's total gross sales:



                                         1999          1998           1997
                                         ----          ----           ----

In-line skates                            51%           56%            69%
Canopies                                  18%            9%             1%
Skateboards and scooters                  15%           18%            17%
Yo-yo's                                    6%            -              -
Recreational safety helmets                5%            7%             5%
Athletic protective equipment              2%            5%             5%
Snowboards                                 2%            5%             3%
Other                                      1%           (*)            (*)
                                         ---           ---            ---
Total                                    100%          100%           100%
                                         ===           ===            ===

____________
(*)  Less than one-half of one percent.

     The Company's products are marketed in North America primarily through a network of independent sales representatives and marketing organizations, through attendance by representatives of the Company at industry trade shows and through customer visits by Company employees. The Company's current customers consist primarily of national mass merchandisers, regional mass merchandisers, catalog houses, major sporting goods chains, major home improvement chains, and international exporters. The Company's wholly owned subsidiary, Oketa Ltd., is used to facilitate sales and the shipment of products to international customers and to customers in the United States who desire to purchase product through international letter of credit transactions.

  (2)  Status of products in development.

     The Company frequently changes the cosmetic features of its products, such as graphics and colors, and attempts to develop new products or new designs for existing products in response to customer requests or changes in consumer preferences.

     During 1999, the Company introduced its Airzone(TM) springless trampoline. The Company made its initial shipments of these trampolines in the fourth quarter of 1999.

     During 1999 and 1998, the Company introduced additional models of its Quik Shade(R) portable instant canopy. This product was initially introduced during 1997, with only one model. A U.S. Patent was issued for the Quik Shade(R) during 1998.

     Despite these and other efforts by the Company to update the designs, features and componentry of existing products and to develop potential new products or new designs, there can be no assurance that such efforts will be successful or that such changes or new products will be readily acceptable to customers and consumers.

  (3)  Source of materials.

     With the exception of some domestically produced yo-yo's, all of the Company's products are sourced from independent contractors located primarily in Asia. These suppliers manufacture, assemble and package the Company's products under the detailed specifications of the Company's management representatives who visit frequently to oversee quality control and work on cost containment. The raw materials and subcomponents for these products are manufactured by independent contractors, most of which are also located primarily in Asia, that have been procured by the Company's suppliers or, often, by the management of the Company.

     The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contractual agreements. The Company negotiates the cost of its products directly with its foreign suppliers in U.S. Dollars.

     A significant portion of the Company's products, including various models of its in-line skates, are manufactured in mainland China, which trades with the United States under a Normal Trade Relations ("NTR") trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under NTR tariff rates. From time to time, the U.S. has threatened to rescind NTR tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products; however there can be no assurance with regard to the possible imposition of sanctions in the future.

  (4)  Patents, trademarks, licenses, franchises and concessions.

     The Company holds or has pending certain design patents and utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R), Static(R), Quik Shade(R) and Airzone(TM) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world. Registration of various other trademarks for the Company's products are pending. The Company has entered into an exclusive license agreement to manufacture and market a springless trampoline. Also, the Company has entered into a license agreement to produce "X-Games"-identified merchandise.

  (5)  Major customers.

     The Company had four customers which have each individually accounted for more than 10% of the Company's sales in one or more of the past three fiscal years: the Kmart Corporation, based in Detroit, Michigan; Sears, Roebuck and Co., based in Chicago, Illinois; Target Stores, based in Minneapolis, Minnesota; and Toys "R" Us, Inc., based in Paramus, New Jersey.

     Collectively, sales to Kmart, Sears, Target and Toys "R" Us represented approximately 64%, 67%, and 70% of the Company's total gross sales for the fiscal years ended July 31, 1999, 1998, and 1997, respectively. Kmart, which accounted for 15% of the Company's gross sales for fiscal 1997, is no longer a major customer for the Company's in-line skates and skateboards. However, due to the pricing structure for Kmart, this event had a positive impact on the Company's gross margin for fiscal 1999 and fiscal 1998.

  (6)  Backlog.

     The Company had approximately $2,438,000 in unfilled purchase orders as of September 30, 1999, compared to approximately $3,459,000 as of September 30, 1998. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 2000 fiscal year. Of the backlog as of September 30, 1999, approximately $200,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $2,238,000 of the backlog at September 30, 1999 represents fall booking orders of products on hand to be shipped at future dates.

  (7)  Government contracts.

     The Company has no United States or foreign government contracts.

  (8)  Competition.

     The principal competitive factors in each of the Company's product categories are price and performance. With respect to in-line skates in particular, the main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels, and the quality of the wheel bearings. The Company offers a 60-day warranty on its products with the exception of the Quik Shade(R) instant canopy where a one year warranty is offered and the Airzone(TM) trampoline where a tiered warranty averaging two years is offered. Beyond such warranty, the Company does not offer service on its products, and does not believe that is an important competitive factor.

     Independent research indicates that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational safety helmet mass market. For instant canopies, the Company's primary competitors are International E-Z Up, Inc. and Enviroworks, Inc. For trampolines, a new category introduced in 1999, the Company's primary competitors are Jumpking, Inc. and Hedstrom. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

     While management believes that the quality of its products and the service it provides to its customers are important factors in retaining accounts, the Company clearly operates in a highly competitive environment and there are no significant technological or manufacturing barriers to entry for most product categories other than the Quik Shade(R) instant canopy and the Airzone(R) trampoline. Management believes that price is a major competitive factor, particularly in the mass market. At present, the Company believes that its products in each category, when compared to competitors' products of comparable quality, are currently offered at comparable prices to most of its competitors. However there can be no assurance that other companies, whether new enterprises or established members of the retail or sporting goods industries, will not be able to develop products of comparable or higher quality at lower prices, or that the Company's price structure will not be affected by future circumstances.

  (9)  Research and development.

     Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 1999, fiscal 1998 and fiscal 1997.

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

  (11) Employees.

     As of July 31, 1999, the Company employed approximately 77 full-time employees. None of the Company's employees are represented by unions.

Item 2.   Properties.

     The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also subleases in an immediately adjacent building approximately 27,000 square feet consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2000 and June 30, 2000, respectively, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on satisfactory terms. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

     The Company's subsidiary, Static Snowboards, Inc., leased a facility of approximately 30,000 square feet, located in Huntington Beach, California which expires September 30, 2000. With the closure of the Static manufacturing operation, the Company has sublet this facility.

     Management believes that the Company's present facilities will be adequate for the near future.

Item 3.   Legal Proceedings.

     In March 1998, the Company was served with two lawsuits entitled: (i) Mark
C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first Complaint (a) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by the plaintiff and used in a competing instant set-up, collapsible canopy product, and infringes plaintiff's trade dress, and (b) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second Complaint (a) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and (b) prays for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company has filed an answer in both lawsuits denying the allegations of the Complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations and restitution for unfair competition violations.

     On September 8, 1999 the Court allowed plaintiffs Carter and E-Z Up to amend their Complaint to state an additional claim against the Company for alleged infringement of an additional patent. The Company has answered this amended Complaint, denying its material allegations, and pleading an amended counterclaim for similar alleged wrongs as previously pleaded in its counterclaim.

     In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The Complaint in this action is virtually identical to the Complaint against Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. Service Merchandise filed an answer to the Complaint in the Central District of California (Los Angeles) action. Thereafter, the plaintiff dismissed without prejudice the Northern District of California action, and the claim proceeded in the Los Angeles action. Thereafter, Service Merchandise filed a Chapter 11 bankruptcy petition, so the case is now stayed as to that defendant only. No party has taken action to obtain an order for relief from the automatic stay as to defendant Service Merchandise.

     The Los Angeles action has had extensive discovery taken, with a trial date set for February 8, 2000. Recently the Denver action was ordered transferred to the federal court in Los Angeles, with a recommendation for consolidation with the previously pending Los Angeles action. The Los Angeles court has not yet acted to consolidate the two actions. The transfer of the Denver action to Los Angeles and the addition of the new patent in suit probably will result in a 60 to 75 day continuance of the existing trial date by agreement of the parties, subject to the approval of the Court.

     In the Carter action, SAFECO Insurance Company of America has agreed to provide a defense with a reservation of rights. SAFECO denies coverage for the patent claims and reserves rights as to trade dress and advertising injury claims, asserting numerous defenses to coverage. On September 28, 1999 SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles ("the Coverage Action"). The Coverage Action asserts a single cause of action for declaratory relief by which SAFECO seeks a declaration concerning seven different theories of defense to coverage liability in the underlying Carter action. The Company has not yet answered the Coverage Action, but it will do so on or before November 10, 1999. The Company intends vigorously to defend the coverage action. Further, based on a recent judicial decision, the Company also will tender to SAFECO the defense of the Lynch action referenced above.

     The Company believes it has meritorious defenses to the claims alleged in the Carter and Lynch Complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material and adverse effect on the Company's business prospects and financial condition.

     In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material and adverse effect on the Company's business and results of operations.

     From time to time the Company is involved in other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 1999.

Executive Officers and Directors of the Company

     The following sets forth the names and ages of executive officers and directors of the Company as of October 20, 1999, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years.

Name and Age of          Current Positions with Company and Principal
Executive Officer        Occupations for the Past Five Years
--------------------------------------------------------------------------------

Mark S. Siegel           Chairman of the Board and Director since November 1997;
  Age 48                 President of REMY Investors & Consultants, Inc., a
                         private investment and financial management company, and its affiliates (collectively, "Remy") since its founding in 1993.

Raymond H. Losi, II      Chief Executive Officer since November 1997; Chief
  Age 47                 Operating Officer of the Company since January 1992;
                         Director of the Company since 1985; President of the Company from 1992 to August 1998; Vice President of
                         Procurement for the Company from 1984 to January 1992;
                         Director of Product Development for the Company since its inception in August 1977. Mr. Losi is the son of Raymond H. Losi, who is a director of the Company.

Steven L. Muellner       President of the Company since August 1998; President
  Age 49                 and Co-Chief Executive Officer of Applause Enterprises,
                         a gift and toy company, from July 1996 to May 1998;
                         Executive Vice President, Sales and Marketing for
                         Caradon Doors & Windows, Ltd., a door and window manufacturing company, from January 1995 to June 1996;
                         President of LouverDrape, a window coverings company, from August 1992 to August 1994.


Roger M. Wasserman       Chief Financial Officer of the Company since May 1998
  Age 57                 and Treasurer of the Company since June 1998;
                         Controller of several divisions of Kellwood Company, a major apparel wholesaler and distributor, from July
                         1995 to May 1998; Financial Consultant from October
                         1993 to July 1995.

Paula Coffman            Vice President of Operations since April 1999; Vice
  Age 35                 President of Administrative Services for the Company
                         from January 1993 to April 1999; Product and Sales
                         Planning Manager for the Company from December 1991 to
                         January 1993.

Warren F. Marr           Vice President of Sales for the Company since January
  Age 58                 1990.

Kenneth N. Berns         Secretary and Director of the Company since October
  Age 39                 1998; Employed by Remy since December 1994; partner of
                         Ridge Properties Ltd., a real estate development and management company, from January 1993 to December 1994.

Michael T. Carr          Director of the Company since March 1998; President and
  Age 46                 Chief Executive Officer of Weider Publications, Inc., a
                         publisher of several consumer magazines and specialty publications, from April 1990 to April 1999.

Loren Hildebrand         Director of the Company since February 1994; President
  Age 60                 of Creative Consultants, which provides consulting
                         services to the toy industry, since 1992; Executive
                         Vice President of Lewis Galoob Toys, Inc., toy manufacturer, from May 1994 to September 1997.

Raymond H. Losi          Director of the Company since its inception in August
  Age 76                 1977; Chairman of the Board from 1977 until November
                         1997; Chief Executive Officer of the Company from
                         August 1989 until November 1997; President of the
                         Company from 1977 until August 1989. Mr. Losi is the father of Raymond H. Losi II, who is an officer and director of the Company.

                                    PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters.

  (a)  Market Information.

     The high and low last sale prices for the Company's Common Stock, as reported on the Nasdaq National Market, during each of the quarters of the fiscal years ended July 31, 1998 and 1999 were as follows (per share):


                                            High                Low
                                            ----                ---
            Quarter ended:
                 October 31, 1997            5                  3 3/4
                 January 31, 1998            6 13/16            3 7/8
                 April 30, 1998              6 1/4              4 13/16
                 July 31, 1998               6                  4 3/4
                 October 31, 1998            5 1/8              4 1/8
                 January 31, 1999            6                  4 3/4
                 April 30, 1999              6                  4 1/2
                 July 31, 1999               6 1/2              4 1/2

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX." As of October 8, 1999, the closing sale price of the Company's Common Stock on the Nasdaq National Market was $5.75.

  (b)  Holders.

     There were 110 holders of record of the Company's Common Stock on October 8, 1999.

  (c)  Dividends.

     The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. The Delaware General Corporation Law also restricts the Company's ability to pay dividends. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either
(1) out of the corporation's surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deem relevant.

Item 6.   Selected Financial Data.

          The following selected consolidated financial data with respect to the Company's consolidated financial position as of July 31, 1999 and 1998 and results of operations for the years ended July 31, 1999, 1998 and 1997 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company's consolidated financial position as of July 31, 1997, 1996 and 1995 and results of operations for the years ended July 31, 1996 and 1995 has been derived from the Company's audited consolidated financial statements, which are not presented in this Annual Report.

                                                         (In thousands, except per share data)
                                                    ----------------------------------------------
                                                     1999      1998      1997      1996      1995
                                                   --------  --------  --------  --------  --------
Operations Data:
   Net sales                                       $ 37,370  $ 43,148  $ 51,661  $ 72,379  $100,317
   Pre-tax income (loss)                                983    (2,704)   (3,083)      680    11,193
   Net income (loss)                                    803    (3,488)   (1,805)      564     6,921
   Net income (loss) per share:
      Basic                                        $   0.14    ($0.58)   ($0.30) $   0.09  $   1.15
      Diluted                                      $   0.14    ($0.58)   ($0.30) $   0.09  $   1.15
   Weighted avg. shares outstanding:
      Basic                                           5,817     6,025     6,025     6,025     6,005
      Diluted                                         5,860     6,025     6,025     6,039     6,039

Balance Sheet Data:
   Total assets                                    $ 40,617  $ 44,755  $ 47,893  $ 49,405  $ 51,221
   Working capital                                   34,072    39,283    40,210    28,346    31,022
   Long-term obligations                                  -         -         -         -       103
   Stockholders' equity                              35,561    39,872    43,100    44,812    44,359

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with the information under "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and other financial data, included elsewhere in this Annual Report. Certain statements under this caption constitute "forward-looking statements" under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The Company's actual results of operations may differ materially from the results discussed in these forward-looking statements. For additional information concerning factors that might cause such a difference, see "Additional Factors That Could Affect Operating Results."

     Results of Operations

          Year Ended July 31, 1999 Compared to Year Ended July 31, 1998

          Net Sales. Net sales for the fiscal year ended July 31, 1999 totaled $37,370,000, a decrease of $5,778,000, or 13% from fiscal 1998 net sales of $43,148,000. Decreases in volume with respect to the Company's in-line skate, athletic protective equipment, skateboard and scooter, helmet and snowboard categories, offset to a lesser degree by increases in volume in the yo-yo and instant canopy categories, were the primary factors leading to the decline in total sales. Net sales were also adversely affected slightly during fiscal 1999 by a sales price decline in some of the Company's product categories.

          With respect to in-line skates, gross sales for fiscal 1999 totaled $19,876,000, a decrease of approximately $5,050,000, or 20%, compared to fiscal 1998, as unit volume in fiscal 1999 totaled 1,340,000 units, a decrease of approximately 167,000, or 11%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $14.83 during fiscal 1999, compared to $16.54 for fiscal 1998. The decrease in in-line skate sales was primarily due to the fact that Kmart Corporation, which accounted for approximately $1,900,000 of the Company's gross sales for fiscal 1998 accounted for no sales for fiscal 1999, and is no longer a major customer for the Company's in-line skates and skateboards, and a reduction in in-line skate sales to Sears, Roebuck and Co. of approximately $2,300,000 between fiscal 1999 and fiscal 1998, since Sears exited the in-line skate business during fiscal 1999.

          Gross sales for athletic protective equipment during fiscal 1999 totaled $758,000, a decrease of approximately $1,415,000, or 65%, compared to fiscal 1998, as unit volume in fiscal 1999 was 108,000 units, a decrease of approximately 333,000, or 76%. The Company's decline in sales of these products is directly related to the direct sourcing of athletic protective equipment by the Company's larger customers.

          Gross sales of skateboards and scooters during fiscal 1999 totaled $5,767,000, a decrease of approximately $1,990,000, or 26%, compared to fiscal 1998, on total volume of 492,000 units, a decrease of approximately 86,000, or 15%. The decrease is primarily due to an industry-wide decline in consumer demand compared to the prior year, as well as a reduction in skateboard sales to Kmart Corporation of approximately $450,000 between fiscal 1999 and fiscal 1998.

          Gross sales of recreational safety helmets during fiscal 1999 totaled $1,926,000, a decrease of approximately $1,186,000, or 38%, compared to fiscal 1998, while unit volume decreased approximately 152,000, or 38%, to a total of 250,000 units during fiscal 1999. The decrease in helmet sales is primarily due to a significant increase in margin protection programs being offered by the Company's competitors.

          Gross sales of snowboards and snowboarding accessories, such as bindings, leashes and miscellaneous apparel items, during fiscal 1999 totaled $943,000, a decrease of approximately $1,142,000, or 55%, compared to fiscal 1998, while unit volume of snowboards decreased approximately 5,800, or 20%, to a total of 23,400 units during fiscal 1999. The decrease in snowboard and snowboarding accessories sales is primarily due to the Company's decision to reduce emphasis in this product category and to terminate its exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name during 1999.

          Gross sales of yo-yo's totaled $2,151,000 during fiscal 1999, which was the Company's first year in this product category.

          Gross sales of portable instant canopies during fiscal 1999 totaled $7,084,000, an increase of approximately $3,013,000, or 74%, compared to fiscal 1998, on total volume of 84,000 units, an increase of approximately 43,000, or 105%. The increase in Quik Shade(R) instant canopy sales is primarily due to increased distribution in major home improvement chains, regional mass merchandisers and major sporting goods chains.

          Sales to the Company's four largest accounts during fiscal 1999 represented 69% of the Company's gross sales in fiscal 1999, compared to 67% for the four largest accounts during fiscal 1998. The increase is the result of several factors including the addition of The Home Depot as one of the Company's four largest accounts as a significant customer for the Quik Shade(R) Canopy, partially offset by the deletion of Kmart during 1998 as a major customer for the Company's in-line skates and skateboards.

          By product category, in-line skates, athletic protective equipment and helmets accounted for 51%, 2% and 5%, respectively, of the Company's total gross sales during fiscal 1999, compared to 56%, 5% and 7%, respectively, during fiscal 1998. Skateboards and scooters accounted for 15% of the Company's total gross sales during fiscal 1999, compared to 18% during fiscal 1998. Portable instant canopies represented 18% of total gross sales during 1999, compared to 9% in the prior year. Snowboards and snowboarding accessories represented 2% of total gross sales during fiscal 1999, compared to 5% in fiscal 1998. Yo-yo's represented 6% of total gross sales during 1999, the first year of sales.

          Gross Profit. Gross profit for the fiscal year ended July 31, 1999 increased by $881,000 compared to the fiscal year ended July 31, 1998, representing a 13% increase. The Company's gross profit margin as a percentage of net sales was 20.1% in fiscal 1999, compared with 15.3% in fiscal 1998. The increase in gross margin percentage is due to several factors, including the impact of increased sales of the higher margin Quik Shade(R) canopies and yo-yo's, as well as lower product costs as a result of beneficial sourcing during fiscal 1999, and the decrease in sales to Kmart Corporation during fiscal 1999 which had a positive impact on the Company's gross margin. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

          Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1999 totaled $8,613,000, or 23.0% of net sales. Operating expenses for fiscal 1998 were $10,780,000, or 25.0% of net sales.

          Selling and marketing expenses decreased by $762,000, or 16%, to $4,118,000 for fiscal 1999 compared to fiscal 1998. Selling and marketing expenses for fiscal 1999 amounted to 11.0% of net sales, compared to 11.3% in the prior year. The decrease in dollar amount is primarily due to decreases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and decreased correspondingly with the lower sales level described in the Net Sales section, partially offset by an increase in promotional advertising expense.

          General and administrative expenses decreased by $410,000, or 8%, to $4,495,000 for fiscal 1999 compared to fiscal 1998. General and administrative expenses for fiscal 1999 amounted to 12.0% of net sales, compared to 11.4% in fiscal 1998. During fiscal 1998, non-cash consulting expenses of $702,000 were recognized in connection with the Company entering into consultation agreements, and issuing stock warrants as compensation under the agreements, with REMY Capital Partners IV, LP, a private investment partnership ("Remy") and Raymond
H. Losi, the Company's co-founder and former Chairman of the Board. As compensation under these agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares, respectively, of the Company's common stock. Excluding such consulting expenses, the Company's general and administrative expense for fiscal 1999 increased $292,000, or 7% compared to fiscal 1998, due primarily to an increase in legal expenses related to the legal proceedings described in "Item 3. Legal Proceedings," partially offset by a decrease in computer consulting expense. The Company anticipates that it will continue to incur significant legal expenses related to this matter.

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

          Other Income (Expense). Other income for the fiscal year ended July 31, 1999 was $2,098,000, an increase of $639,000, or 44%, compared to fiscal 1998. This increase is due to an increase in interest income as a result of a change during the third quarter of fiscal 1998 in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds.

          Provision for Income Taxes. The Company's effective tax rate for fiscal 1999 is less than the federal statutory rate due to changes in the valuation allowance. The provision for income taxes for fiscal 1998 consists of the valuation allowance established against the prior year net deferred tax asset. No tax benefit was recorded for the fiscal 1998 net operating losses due to either the non-deductibility of certain charges included in the net operating loss or the uncertainty of realizing the tax benefits of such losses under Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

          Recent Results. Net sales for the three months ended July 31, 1999, which represents the fourth quarter of the Company's fiscal year, were $7,473,000, a decrease of 10%, compared to $8,286,000 for the corresponding period of the prior year. For the quarter, sales of in-line skates, athletic protective equipment, skateboards and scooters and helmets were down 21%, 80%, 49% and 40%, respectively, while portable instant canopies increased 53% in comparison to the fourth quarter of the prior year. These fluctuations were due to similar factors as discussed above in the year-over-year comparisons for each of these product categories.

          The Company's net income for the quarter ended July 31, 1999 was $246,000 or $0.04 per share, compared with a net loss of $699,000, or $0.12 per share for the corresponding period of the prior year. The decrease in loss is primarily due to an increase in gross profit margin as a percentage of net sales of 1.5% as a result of a higher margin sales product mix for the quarter ended July 31, 1999 versus the quarter ended July 31, 1998, decreased advertising expenses as discussed above in the year-over-year comparisons, and decreased legal expenses during the quarter.

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

          With respect to in-line skates, gross sales for fiscal 1998 totaled $24,926,000, a decrease of approximately $12,006,000, or 33%, compared to fiscal 1997, as unit volume in fiscal 1998 totaled 1,507,000 units, a decrease of approximately 520,000, or 26%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $16.54 during fiscal 1998, compared to $18.22 for fiscal 1997. The decrease in in-line skate sales was primarily due to a continuing industry-wide decline in consumer demand compared to the prior year, as well as to the fact that Kmart Corporation, which accounted for 15% of the Company's gross sales for fiscal 1997 only accounted for 5% for fiscal 1998, and is no longer a major customer for the Company's in-line skates and skateboards.

          Gross sales for athletic protective equipment during fiscal 1998 totaled $2,173,000, a decrease of approximately $524,000, or 19%, compared to fiscal 1997, while unit volume in fiscal 1998 was 441,000 units, a decrease of approximately 75,000, or 15%. The Company's sales of these products generally correlate with sales of in-line skates; thus the decrease in sales of protective equipment also is primarily attributable to the factors discussed above.

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

          Gross sales of skateboards and scooters during fiscal 1998 totaled $7,757,000, a decrease of approximately $1,516,000, or 16%, compared to fiscal 1997, on total volume of 578,000 units, a decrease of approximately 91,000, or 14%. The decrease is primarily due to a reduction in skateboard sales to Kmart Corporation of $1,533,000 between fiscal 1998 and fiscal 1997, since Kmart is no longer a major customer for this product category.

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

          By product category, in-line skates, athletic protective equipment and helmets accounted for 56%, 5% and 7%, respectively, of the Company's total gross sales during fiscal 1998, compared to 69%, 5% and 5%, respectively, during fiscal 1997. Skateboards and scooters accounted for 18% of the Company's total gross sales during fiscal 1998, compared to 17% during fiscal 1997. Portable instant canopies represented 9% of total gross sales during 1998, compared to 1% in the prior year. Snowboards and snowboarding accessories represented 5% of total gross sales during fiscal 1998, compared to 3% in fiscal 1997.

          Gross Profit. Gross profit for the fiscal year ended July 31, 1998 decreased by $100,000 compared to the fiscal year ended July 31, 1997, representing a 1% decrease. The Company's gross profit margin as a percentage of net sales was 15.3% in fiscal 1998, compared with 13.0% in fiscal 1997. The increase in gross margin percentage is due to several factors, including the impact of the addition to the sales product mix of Quik Shade(R) canopies which had a higher margin, as well as lower product costs as a result of beneficial sourcing during fiscal 1998, the effects of higher than usual amounts of close-out sales during fiscal 1997 and the decrease in sales to Kmart Corporation during fiscal 1998 which had a positive impact on the Company's gross margin due to the pricing structure for Kmart. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

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

     Liquidity and Capital Resources

          Since its initial public offering, the Company has funded its activities principally from cash flow generated from operations and credit facilities with institutional lenders. In June 1994, the Company completed an initial public stock offering, issuing a total of 1,500,000 new common shares which raised approximately $20,723,000 in proceeds to the Company, net of fees and expenses. A portion of these proceeds was used by the Company to pay off borrowings on its line of credit and for other working capital purposes. The remainder was invested in marketable securities.

          The Company has a credit agreement with a major bank providing a $6.5 million revolving line of credit, for the issuance of commercial letters of credit. The agreement, which expires December 31, 1999, is unsecured. The agreement requires that the Company satisfy certain financial covenants. Over the past several years, borrowings have varied, typically reaching highest levels in the pre-Christmas periods. However, more recently the Company has borrowed against its line of credit less frequently due to the ability to finance operations internally from cash and marketable securities available for sale. Balances on the line of credit are classified as current liabilities on the Company's balance sheet.

          Cash and marketable securities available for sale totaled $25,235,000 as of July 31, 1999, compared to $27,669,000 as of July 31, 1998. Net working capital as of July 31, 1999 was $34,072,000 compared to $39,283,000 as of July 31, 1998, and the Company's current ratio was 7.7:1 as of July 31, 1999, compared to 9.0:1 as of July 31, 1998. The decreases in working capital and current ratio are primarily due to decreases in cash of approximately $3,100,000 used for the purchase of treasury stock during fiscal 1999 and $1,000,000 used as payment pursuant to entering into a trampoline license agreement in December, 1998, as well as due to cash used in and generated from operations, particularly via increases and decreases in inventory and increases in and collections of accounts receivable, that result in daily fluctuations in short-term investments.

          The Company had no long-term debt as of July 31, 1999 and 1998. The Company had net stockholders' equity of $35,561,000 as of July 31, 1999, compared to $39,872,000 as of July 31, 1998, with such decrease due primarily to the purchase of treasury stock and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities, offset by the operating results for the fiscal year ended July 31, 1999. Management believes that inflation has not had a significant impact upon the Company's costs and prices during the past three fiscal years.

          Capital expenditures for fiscal 1999 totaled $110,000, compared to $308,000 during fiscal 1998. The decrease is primarily due to $145,000 of 1998 machinery and equipment expenditures for the snowboard plant closed during fiscal 1998. Of the fiscal 1999 total, approximately $25,000 represented machinery and equipment expenditures for computer equipment and $68,000 represented production molds compared to $14,000 and $75,000, respectively, for such expenditures during the prior year.

     Future Liquidity and Financial Position

          The Company intends to continue to focus upon building and maintaining its existing product lines, including its new line of Quik Shade(R) instant canopies and its new introduction of Airzone(TM), a springless trampoline. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company also is considering expanding international distribution and developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

          The Board of Directors has authorized the repurchase of up to 750,000 shares of the Company's Common Stock commencing in October 1999 for an aggregate purchase price of up to $4,875,000. The Company currently anticipates repurchasing all properly tendered shares of Common Stock by the end of December 1999. The Company believes that all funds required for the repurchase of Common Stock will be obtained from the Company's available cash and marketable securities.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          The Company is exposed to changes in interest rates primarily from its investments in short-term instruments and money market funds and in available-for-sale securities, which consist of bond mutual funds. These investments are subject to risks associated with the level of volatility within the various financial markets, changes in interest rates, the condition of the United States and world economies and many other factors. Available-for-sale securities are reported by the Company at fair value.

     Additional Factors That Could Affect Operating Results

          The following factors, together with other risk factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

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

          Competition from Other Manufacturers/Developers of Products; Price Sensitivity of Customers. The Company operates in a highly competitive environment and there are no significant technological or manufacturing barriers to entry for most product categories other than the Quik Shade(R) instant canopy and the Airzone(TM) trampoline. While the Company believes that the principal competitive factors in its market are price, quality of product, brand recognition, accessibility and customer service, the Company's primary customers, mass merchandisers, are extremely price sensitive. As a result, the Company must continually monitor and control its costs while refining its products to maintain its market position. There can be no assurance that the Company can continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price competitive. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, smaller retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. The Company also competes to a lesser degree with manufacturers of specialty or premium priced products.

          The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of athletic protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational safety helmet mass market. For instant canopies, the Company's primary competitors are International E-Z Up, Inc. and Enviroworks, Inc. For trampolines, a new category introduced in 1999, the Company's primary competitors are Jumpking, Inc. and Hedstrom. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

          Shifting and Uncertain Consumer Demand. The Company must continually anticipate the emergence of, and adapt its products to, the popular demands of consumers. In the past, a substantial amount of the Company's net sales have been generated by sales of in-line skates, skateboards and athletic protective equipment. Since then the Company has developed other product lines, including safety helmets, snowboards, yo-yo's, trampolines and portable canopies. No assurance can be given, however, that consumer demand for these products in general or the Company's products in particular will continue into the future. A reduction in the demand for these products could have a material and adverse effect on the Company's results of operations.

          Quik Shade(R) is a line of instant portable canopies recently introduced by the Company. No assurance can be given that the market for these instant canopies will continue or that the Company's product offerings in this market will become or remain competitive.

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

          Government Regulations Could Hurt the Company's Business. The consumer retail industry is regulated by many agencies including but not limited to, the Consumer Product Safety Commission and the California Department of Food and Agriculture Division of Measurement Standards. Existing legislation or regulation and any new laws or regulations could hurt the Company's business. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The enforcement of existing laws and regulations and the adoption of any future laws or regulations might decrease the demand for the Company's products, impose taxes or other costly technical requirements or otherwise increase the cost of doing business which could hurt the Company's business. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on the Company's business.

          Fluctuations in the Company's Quarterly Operating Results May Negatively Affect the Company's Stock Price. The Company's quarterly results may fluctuate from quarter to quarter in the future due to a variety of factors, not all of which are under the Company's control. Some of the factors that could cause the Company's revenues and operating results to fluctuate include the following:

          .    inventory returns;

          .    the timing and magnitude of capital expenditures;

          .    increasing operating expenses;

          .    changes in the prices for the Company's products;

          . the compensation of the Company's sales personnel based on achievement of periodic sales quotas;

          . fluctuations in the duration of the sales cycle for the Company's products;

          . the announcement or introduction of new or enhanced products by the Company's competitors or by the Company; and

          . conditions specific to the consumer retail industries and general economic factors.

          It is possible that in some future periods the Company's results of operations may fall below the expectations of public market analysts and investors. This could result in a decline in the value of the Company's common stock.

          Reliance on Foreign Suppliers to Source the Company's Products. The Company's products are primarily sourced from suppliers located in Asia with whom the Company does not have long-term contractual agreements. If the Company were unable to develop and maintain relationships with suppliers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially and adversely affected. Moreover, the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins. Although management presently believes that other suppliers could be obtained in such instances, there can be no assurance that the Company would be able to obtain products and supplies on substantially similar terms, including cost, in the future. In addition, purchasing products from foreign suppliers subjects the Company to the general risks of doing business abroad. These risks include potential delays in shipment, work stoppages, adverse fluctuations in currency exchange rates, changes in import duties and tariffs, changes in foreign regulations and political instability.

          A significant portion of the Company's products, including various models of its in-line skates, are manufactured in mainland China, which trades with the United States under a Normal Trade Relations ("NTR") trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under NTR tariff rates. From time to time, the U.S. has threatened to rescind NTR tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products, however there can be no assurance with regard to the possible imposition of sanctions in the future.

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

          Trademarks and Proprietary Rights. There are risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability. Potential liability from patent and other intellectual property infringements can have a material and adverse effect on the Company's business, financial condition, results of operations or cash flows.

          More specifically, in March 1998, the Company was served with two lawsuits entitled: (i) Mark C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado. The first Complaint (a) alleges, among other things, that the Company's Quik Shade(R) product infringes a patent owned by the plaintiff and used in a competing instant set-up, collapsible canopy product, and infringes plaintiff's trade dress, and (b) prays for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The second Complaint (a) alleges that the Company's Quik Shade(R) product infringes two patents owned by the plaintiff and
(b) prays for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company has filed an answer in both lawsuits denying the allegations of the Complaints and has filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations and restitution for unfair competition violations.

          On September 8, 1999 the Court allowed plaintiffs Carter and E-Z Up to amend their Complaint to state an additional claim against the Company for alleged infringement of an additional patent. The Company has answered this amended Complaint, denying its material allegations, and pleading an amended counterclaim for similar alleged wrongs as previously pleaded in its counterclaim.

          In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. in that action entitled Mark C. Carter, et. al. v. Service Merchandise Company, Inc., (Case No. C98-03274 DLJ ENB) in the United States District Court for the Northern District of California. The Complaint in this action is virtually identical to the Complaint on behalf of Service Merchandise in the above-referenced action by Carter in the Central District of California in Los Angeles. The Company has agreed to indemnify and defend Service Merchandise (which is a retailer of the Company's product) in this action. Service Merchandise filed an answer to the Complaint in the Central District of California (Los Angeles) action. Thereafter, the plaintiff dismissed without prejudice the Northern District of California action, and the claim proceeded in the Los Angeles action. Thereafter, Service Merchandise filed a Chapter 11 bankruptcy petition, so the case is now stayed as to that defendant only. No party has taken any action to obtain an order for relief from the automatic stay as to defendant Service Merchandise.

          The Los Angeles action has had extensive discovery taken, with a trial date set for February 8, 2000. Recently the Denver action was ordered transferred to the federal court in Los Angeles, with a recommendation for consolidation with the previously pending Los Angeles action. The Los Angeles court has not yet acted to consolidate the two actions. The transfer of the Denver action to Los Angeles and the addition of the new patent in suit probably will result in a 60 to 75 day continuance of the existing trial date by agreement of the parties, subject to the approval of the Court.

          In the Carter action, SAFECO Insurance Company of America has agreed to provide a defense with a reservation of rights. SAFECO denies coverage for the patent claims and reserves rights as to trade dress and advertising injury claims, asserting numerous defenses to coverage. On September 28, 1999 SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles ("the Coverage Action"). The Coverage Action asserts a single cause of action for declaratory relief by which SAFECO seeks a declaration concerning seven different theories of defense to coverage liability in the underlying Carter action. The Company has not yet answered the Coverage Action, but it will do so on or before November 10, 1999. The Company intends vigorously to defend the coverage action. Further, based on a recent judicial decision, the Company also will tender to SAFECO the defense of the Lynch action referenced above.

          The Company believes it has meritorious defenses to the claims alleged in the Carter and Lynch Complaints and intends to conduct a vigorous defense. The Company also intends to vigorously pursue its counterclaims. An unfavorable outcome in the above matters could have a material and adverse effect on the Company's business prospects and financial condition.

          In addition, even if the ultimate outcome in both cases is resolved in favor of the Company, the defense of such litigation may involve considerable costs, which could be material, and could divert the efforts of management, which could have a material and adverse effect on the Company's business and results of operations.

          With respect to the Company's own patents, service marks, trademarks, trade secrets and similar intellectual property, the Company considers such proprietary rights as critical to its success, and relies on patent and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company holds or has pending certain design patents and utility patents and employs various trademarks, trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R), Static(R), Quik Shade(R) and Airzone(TM) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world. Registration of various other trademarks of the Company's products are pending.

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

          State of Readiness. The Company has been working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company has been assured by its outside information systems consultant that the Company's primary information management hardware and software systems--the mainframe systems from which the Company generates its significant third party and business information processing as a distributor and wholesaler--have been tested and confirmed to be Year 2000 compliant. The Company's secondary personal computer based information systems--hardware and software utilized for financial and operational spreadsheets and word processing--have been tested and confirmed to be Year 2000 compliant. The Company believes that it does not have any significant non-information technology embedded systems that require Year 2000 remediation.

          The Company's operations are also dependent on the Year 2000 readiness of third parties who do business with the Company. As a distributor and wholesaler, the Company is dependent upon independent contractors for supply of its products and upon major retailers, such as mass merchandisers, catalog houses, home improvement chains and sporting goods chains, for the sale of its products. The Company has sent questionnaires to its primary vendors, suppliers, customers and other third party providers of significant services to determine that they have a program in place to address Year 2000 issues and that they expect to be Year 2000 compliant. Over 90% of the third parties with whom the Company has a material relationship have provided written assurances that they will be Year 2000 compliant.

          Costs. The Company has utilized both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the project was approximately $50,000 and was funded by the Company's cash flow.

          Risks. The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company is dependent upon third party independent contractors for supply of its products and upon major retailers for the sale of its products. In the event that a major supplier is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to receive new products to be shipped. In the event that a major retailer is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to ship its products and receive collection of receivables. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on the Company's business, results of operations and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially and adversely affect the Company.

          Contingency Plans. The Company has manual workaround contingency plans for certain critical applications and other systems. The Company currently has contingency plans in place to have on hand sufficient additional inventory if significant third party suppliers are not Year 2000 compliant on time.

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

          Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Raymond (Jay) H. Losi II, who has entered into an employment agreement with the Company. The loss of Mr. Losi II could have a material and adverse effect on the Company. Although the Company carries a $5,000,000 life insurance policy on Mr. Losi II, no assurance can be given that the proceeds will be sufficient to protect against such a loss. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations. Other than the aforementioned exceptions, the Company has long-term employment agreements with only a few of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Item 14.  The financial statements and schedules included herein are listed in

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/ Ernst & Young LLP

Woodland Hills, California
September 24, 1999

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                              July 31
                                                                 -------------------------------
                                                                    1999                 1998
                                                                 ----------           ----------
Assets
Current assets:
  Cash and cash equivalents                                      $    5,343           $    7,522
  Marketable securities available for sale                           19,892               20,147
  Trade accounts receivable, less allowances of $430 and
   $413 as of July 31, 1999 and 1998, respectively                    6,900                8,205
  Inventory                                                           5,748                6,483
  Deferred income taxes                                                 604                    -
  Prepaid expenses and other current assets                             641                1,809
                                                                 ----------           ----------
Total current assets                                                 39,128               44,166
Property and equipment, net                                             283                  501
Other assets                                                          1,206                   88
                                                                 ----------           ----------
Total assets                                                     $   40,617           $   44,755
                                                                 ==========           ==========

Liabilities and stockholders' equity
Current liabilities:
  Trade acceptances payable                                      $      133           $      384
  Accounts payable                                                      466                  371
  Accrued warranty                                                      844                  450
  Accrued salaries and related liabilities                              410                  234
  Accrued co-op advertising                                           1,612                2,481
  Accrued returns and allowances                                        429                  150
  Accrued product liability claims                                      267                  120
  Income taxes payable                                                  272                    -
  Other accrued expenses                                                623                  693
                                                                 ----------           ----------
Total current liabilities                                             5,056                4,883

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - none                                   -                    -
  Common stock, $.001 par value:
   Authorized shares - 40,000,000
   Issued shares - 6,025,397 as of
    July 31, 1999 and 1998                                                9                    9
  Common stock warrants                                                 702                  702
  Additional paid-in capital                                         21,023               21,023
  Retained earnings                                                  19,333               18,530
  Accumulated other comprehensive loss                               (2,432)                (392)
  Treasury stock, at cost, 512,979 shares as of
    July 31, 1999                                                    (3,074)                   -
                                                                 ----------           ----------
Total stockholders' equity                                           35,561               39,872
                                                                 ----------           ----------
Total liabilities and stockholders' equity                       $   40,617           $   44,755
                                                                 ==========           ==========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                          Year Ended July 31
                                                   ---------------------------------
                                                      1999        1998        1997
                                                   ---------   ---------   ---------
Net sales                                          $  37,370   $  43,148   $  51,661
Cost of goods sold                                    29,872      36,531      44,944
                                                   ---------   ---------   ---------
Gross profit                                           7,498       6,617       6,717
                                                   ---------   ---------   ---------

Operating expenses:
  Selling and marketing                                4,118       4,880       6,344
  General and administrative                           4,495       4,905       4,255
  Impairment write-off                                     -         995           -
                                                   ---------   ---------   ---------
Total operating expenses                               8,613      10,780      10,599
                                                   ---------   ---------   ---------
Loss from operations                                  (1,115)     (4,163)     (3,882)
                                                   ---------   ---------   ---------
Other income (expense):
  Interest expense                                         -           -         (39)
  Interest income and other                            2,098       1,459         838
                                                   ---------   ---------   ---------
Total other income (expense)                           2,098       1,459         799
                                                   ---------   ---------   ---------

Income (loss) before income taxes                        983      (2,704)     (3,083)
(Benefit from) provision for income taxes                180         784      (1,278)
                                                   ---------   ---------   ---------
Net income (loss)                                  $     803   $  (3,488)  $  (1,805)
                                                   =========   =========   =========

Net income (loss) per share of common stock:
  Basic                                            $    0.14   $   (0.58)  $   (0.30)
                                                   =========   =========   =========
  Diluted                                          $    0.14   $   (0.58)  $   (0.30)
                                                   =========   =========   =========
Weighted average shares outstanding:
  Basic                                                5,817       6,025       6,025
                                                   =========   =========   =========
  Diluted                                              5,860       6,025       6,025
                                                   =========   =========   =========

See accompanying notes.

                               VARIFLEX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                                               Accumulated
                                                                       Common   Additional                        Other
                                                 Common Stock           Stock    Paid-In       Retained       Comprehensive
                                                 ------------
                                               Shares       Amounts   Warrants    Capital      Earnings       Income (Loss)
                                             ---------      -------   --------   ---------     --------       -------------
Balance at July 31, 1996                     6,025,397      $     9   $      -  $   21,023     $ 23,823       $         (43)
 Comprehensive loss:
  Net unrealized holding gains on
   debt securities available for sale                -            -          -           -            -                  93

  Net loss                                           -            -          -           -       (1,805)                  -
 Total comprehensive loss
                                             ---------      -------   --------   ---------     --------       -------------
Balance at July 31, 1997                     6,025,397            9          -      21,023       22,018                  50
 Comprehensive loss:
  Net unrealized holding losses on
   debt securities available for sale                -            -          -           -            -                (442)
  Net loss                                           -            -          -           -       (3,488)                  -

 Total comprehensive loss
 Issuance of common stock
  warrants                                           -                     702           -            -                   -
                                             ---------      -------   --------   ---------     --------       -------------
Balance at July 31, 1998                     6,025,397            9        702      21,023       18,530                (392)
Comprehensive Loss:
 Net unrealized holding losses on
  debt securities available for sale                 -            -          -           -            -              (2,040)
 Net income                                          -            -          -           -          803                   -

 Total comprehensive loss
 Purchase of treasury shares                         -            -          -           -            -                   -
                                             ---------      -------   --------  ----------     --------       -------------
Balance at July 31, 1999                     6,025,397      $     9   $    702  $   21,023     $ 19,333       $      (2,432)
                                             =========      =======   ========  ==========     ========       =============


                                                Treasury Stock
                                                --------------
                                             Shares         Amount          Total
                                             -------        ------         --------
Balance at July 31, 1996                           -        $      -       $ 44,812
 Comprehensive loss:
  Net unrealized holding gains on
   debt securities available for sale              -               -             93
                                                   -               -         (1,805)
  Net loss                                                                 --------
 Total comprehensive loss                                                    (1,712)
                                             -------        --------       --------
Balance at July 31, 1997                           -               -         43,100
 Comprehensive loss:
  Net unrealized holding losses on
   debt securities available for sale              -               -           (442)
  Net loss                                         -               -         (3,488)
                                             -------        --------       --------
 Total comprehensive loss                                                    (3,930)
 Issuance of common stock
  warrants                                         -               -            702
                                             -------        --------       --------
Balance at July 31, 1998                                                     39,872
Comprehensive Loss:
 Net unrealized holding losses on
  debt securities available for sale               -               -         (2,040)
 Net income                                        -               -            803
                                                                           --------
 Total comprehensive loss                                                    (1,237)
 Purchase of treasury shares                 512,979          (3,074)        (3,074)
                                             -------        --------       --------
Balance at July 31, 1999                     512,979        $ (3,074)      $ 35,561
                                             =======        ========       ========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                   Year Ended July 31
                                                                      ------------------------------------------
                                                                         1999            1998             1997
                                                                      ----------      ----------      ----------
Operating activities
Net income (loss)                                                     $     803       $  (3,488)      $  (1,805)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                                           368             805           1,437
    Deferred income taxes                                                  (604)            784             (32)
    (Gain) loss on sale of marketable securities                              1             (27)             63
    (Gain) loss on disposal of fixed assets                                   2             (38)              -
    Impairment write-off                                                      -             995               -
    Common stock warrants issued                                              -             702               -
    Changes in operating assets and liabilities:
      Trade accounts receivable                                           1,305           1,395           2,447
      Inventory                                                             735           3,223           3,626
      Prepaid expenses and other current assets                           1,168             783           1,326
      Accounts payable                                                       95            (306)            257
      Other current liabilities                                             329             582            (540)
      Trade acceptances payable                                            (251)           (186)            482
                                                                      ----------      ----------      ----------
Net cash provided by operating activities                                 3,951           5,224           7,261
                                                                      ----------      ----------      ----------

Investing activities
Purchases of property and equipment                                        (110)           (308)           (888)
Proceeds from sale of assets                                                  -             325               -
Gross purchases of available-for-sale securities                         (1,788)        (26,026)         (5,544)
Gross sales of available-for-sale securities                                  2          20,348           3,636
Other assets                                                             (1,160)            136               7
                                                                      ----------      ----------      ----------
Net cash (used in) investing activities                                  (3,056)         (5,525)         (2,789)
                                                                      ----------      ----------      ----------

Financing activities
Purchase of treasury shares                                              (3,074)              -               -
                                                                      ----------      ----------      ----------
Net cash (used in) financing activities                                  (3,074)              -               -
                                                                      ----------      ----------      ----------

Net increase (decrease) in cash                                          (2,179)           (301)          4,472
Cash and cash equivalents beginning of period                             7,522           7,823           3,351
                                                                      ----------      ----------      ----------
Cash and cash equivalents at end of period                            $   5,343       $   7,522       $   7,823
                                                                      ==========      ==========      ==========

Cash paid during the period for:
  Interest                                                            $       -       $       -       $      39
  Income taxes                                                        $     512       $       -       $       -


Supplemental disclosure of non-cash financing and investing activities:
  In November 1997, the Company issued stock warrants and recorded therewith a non-cash expense of $702,000 as compensation in connection with certain consulting agreements entered into as further described in Note 11.


See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Variflex, Inc., a Delaware corporation, and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively, the Company). The Company markets and distributes in-line skates, skateboards, recreational safety helmets, athletic protective equipment (such as knee pads, elbow pads and wrist guards), portable instant canopies, trampolines, yo-yo's, snowboards and other products. The Company designs and develops these products which are then manufactured to the Company's specifications by independent contractors. The Company's products are sold primarily to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition and Warranty

The Company recognizes revenue from product sales upon shipment. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company's products are under warranty against defects in material and workmanship for varying periods from date of purchase. The amount of potential credits is estimated and provided for in the period of sale.

Concentration of Risk

The Company performs periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.

The Company operates within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's largest customers which have each individually accounted for more than 10% of the Company's sales as a percentage of consolidated gross sales, were 40% and 19% for fiscal 1999; 31%, 21% and 10% for fiscal 1998; 26%, 21% and 15% for fiscal 1997. Receivables from these customers as a percentage of the Company's total trade accounts receivable were 47% and 9% at July 31, 1999.

With the exception of snowboards, which were manufactured domestically at the Company's factory during 1998 (see Note 12), and yo-yo's, which are manufactured by independent contractors located domestically and in Asia, all of the Company's products are manufactured by independent contractors located in Asia. The Company presently knows of no circumstances that would materially affect its supply or costs of goods; however, there can be no assurances with respect to events which may arise in the future.

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income
(loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                                          July 31
                                                                --------------------------
                                                                  1999              1998
                                                                --------          --------
                                                                      (In thousands)
Raw material and work-in-process                                $   554           $   585
Finished goods                                                    5,194             5,898
                                                                -------           -------
                                                                $ 5,748           $ 6,483
                                                                =======           =======

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

Intangible Assets

Goodwill arising from acquisitions is amortized on a straight-line basis over a period of 15 years. As discussed in Note 12, unamortized goodwill of $495,000 was written down during fiscal 1998.

License agreement assets described in Note 9 are amortized on a straight-line basis over a period of 8 years and are included net of amortization as a component of other assets in 1999. Accumulated amortization of license agreements as of July 31, 1999 and 1998 amounted to $42,000 and $0, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings
(loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants. For the year ended July 31, 1999 the number of shares used in the calculation of diluted earnings per share included 42,778 shares issuable under stock options and warrants using the treasury stock method. Common stock equivalents are excluded from the computation for the year ended July 31, 1998 and 1997 because their effect is antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended July 31, 1999, 1998 and 1997 amounted to $1,988,000, $2,490,000, and
$3,845,000, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record compensation expenses for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the Company has computed the pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

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

Other comprehensive income consists of unrealized gains or losses on securities for the years ended July 31, 1999, 1998 and 1997 as follows:

                                                                                1999             1998             1997
                                                                             -----------     ------------     -----------
                                                                                                (In thousands)
  Unrealized holding gains (losses) arising during period,
     net of taxes of zero in each period                                     $    (2,041)    $       (415)    $       30

  Reclassification adjustments for (gains) losses realized in net income               1              (27)            63
                                                                             -----------     ------------     -----------

  Net unrealized gains (losses) on securities                                $    (2,040)    $       (442)    $       93
                                                                             ===========     ============     ===========

The deferred tax benefit arising from the unrealized holding losses is offset by the valuation allowance.

Segment Reporting

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that in the years ended July 31, 1999, 1998 and 1997, it operated in only one segment.

Gross sales of similar products for that segment are as follows:

                                                                   1999               1998               1997
                                                               -------------      -------------      -------------
                                                                                  (In thousands)
  In-line Skates                                                     $19,876            $24,924            $36,758
  Skateboards                                                          5,389              6,376              8,298
  Canopies                                                             7,084              4,071                441
  Other                                                                6,529              8,913              8,005
                                                               -------------      -------------      -------------
  Total gross sales                                                   38,878             44,284             53,502
  Returns and allowances                                              (1,508)            (1,136)            (1,841)
                                                               -------------      -------------      -------------
  Total net sales                                                    $37,370            $43,148            $51,661
                                                               =============      =============      =============

Reclassifications

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

2.   INVESTMENTS

Available-for-sale securities consist of the following:

                                                                         Available-for-Sale Securities
                                                   --------------------------------------------------------------------
                                                                         Gross              Gross             Estimated
                                                                       Unrealized         Unrealized            Fair
                                                        Cost             Gains             Losses              Value
                                                   -------------    ---------------     --------------    -------------
                                                                             (In thousands)
  July 31, 1999
   Corporate and high-yield bond mutual funds      $      22,324    $             -     $        2,432    $      19,892
                                                   =============    ===============     ==============    =============

  July 31, 1998:
   Corporate and high-yield bond mutual funds      $      20,539    $             -     $          392    $      20,147
                                                   =============    ===============     ==============    =============

The Company experienced a net realized gain of $1,000, a net realized gain of $27,000 and a net realized loss of $63,000 on sales of available-for-sale securities during the fiscal years ended July 31, 1999, 1998 and 1997 respectively. The net adjustments to unrealized holding losses on available-for-sale securities as of July 31, 1999 and 1998 are reflected in accumulated other comprehensive loss. The Company's investments consist of bond mutual funds and are subject to risks associated with changes in the various financial markets, changes in interest rates, and the condition of the United States and world economies and many other factors.

3.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                     July 31
                                                                          -----------------------------
                                                                              1999             1998
                                                                          ------------     ------------
                                                                                  (In thousands)
  Computer equipment                                                           $   419          $   460
  Trade show assets                                                                159              162
  Machinery and equipment                                                          227              227
  Furniture and fixtures                                                           197              191
  Leasehold improvements                                                           166              154
  Transportation equipment                                                          28               54
  Molds, dies and tooling equipment                                              3,734            3,665
                                                                          ------------     ------------
                                                                                 4,930            4,913
  Less accumulated depreciation and amortization                                (4,647)          (4,412)
                                                                          ------------     ------------
                                                                               $   283          $   501
                                                                          ============     ============

4.   REVOLVING LINE OF CREDIT

The Company has a $6,500,000 revolving line of credit with a major bank for the issuance of commercial letters of credit. The credit line matures on December 31, 1999. The agreement requires the Company to comply with certain financial ratios and covenants.

As of July 31, 1999, letters of credit in the amount of $849,619 were open for the receipt of future merchandise. Of this amount, $716,722 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $35,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2000. The Company also subleases additional warehouse and office space in an adjacent building under a separate operating lease requiring minimum monthly payments of $8,000, which amount includes property taxes and utilities, but which provides for the Company to pay insurance and repairs and maintenance costs. This agreement expires June 30, 2000. The Company's subsidiary, Static Snowboards, Inc., leases office and manufacturing facilities under an operating lease that requires monthly payments of $13,000 and expires in September 2000. The Company has entered into a sublease agreement with a third party for this facility. The agreement provides monthly receipts of $13,000 and expires in September 2000.

The Company has no capital leases as of July 31, 1999. Annual future minimum lease payments under existing operating leases are as follows:

                                                               Operating
                                                                Leases
                                                            ---------------
                                                             (In thousands)
     Years ending July 31:
         2000                                               $           563
         2001                                                           233
         2002                                                            39
         2003                                                             -
         2004 and thereafter                                              -
                                                            ---------------
     Total minimum lease payments                           $           835
                                                            ===============

Total rent expense was $508,000, $775,000 and $687,000 for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

Litigation

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $267,000 allowance for product liability losses at July 31, 1999 ($120,000 at July 31, 1998). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

In March 1998, the Company was served with two lawsuits alleging that the Company's Quik Shade(R) product infringes on patents owned by the plaintiffs. The Company has filed counterclaims in both lawsuits. In September 1998, the Company received a demand for defense and indemnification which is virtually identical to one of the March 1998 lawsuits. The Company believes it has meritorious defenses for all of these actions, intends to conduct a vigorous defense and vigorously pursue its counterclaims. The Company currently believes the outcome of these matters would not have a materially adverse effect on its financial position or cash flow, but the defense of such litigation may involve considerable costs which could have a material adverse effect on the Company's results of operations. However, there can be no assurance that an adverse outcome of these matters will not have a material adverse effect on the Company's business prospects and financial condition.

Employment Agreements

The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment aggregating $701,000 and $142,000 in base compensation during the fiscal years ended July 31, 2000 and 2001, respectively.

6. PENSION PLAN

During fiscal 1997 the Company had a defined benefit pension plan (the Pension
Plan) covering substantially all of its employees. The benefits were based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy was generally to contribute annually the minimum amount that could be deducted for federal income tax purposes. Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. During 1997 the Company amended the Pension Plan to provide for its termination effective July 31, 1997. Accordingly, included in net periodic pension expense for the year ended July 31, 1997 is a curtailment gain of $219,000 resulting from the reduction of the projected benefit obligation due to the termination of the Pension Plan. The assets of the Pension Plan were used to settle the pension obligation in fiscal 1998.

Net pension cost for the fiscal year ended July 31, 1997 included the following components:

                                                                                        1997
                                                                                 ---------------
                                                                                 (In thousands)
Service costs - benefits earned during the period                                $           262
Interest cost on projected benefit obligations                                               191
Actual return on plan assets                                                                (720)
Net amortization and deferral                                                                505
Curtailment gain                                                                            (219)
                                                                                 ---------------
Net periodic pension cost                                                        $            19
                                                                                 ===============

The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 6 percent and zero percent in 1997. The expected long-term rate of return on assets and the increase in cost of living assumption used in computing the periodic pension cost was zero percent and zero percent, respectively, for 1997, due to the termination of the plan as previously discussed.

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions are determined at the discretion of the Company. Contributions for fiscal 1999 and fiscal 1998 were zero and approximately $40,000, respectively. Effective August 1, 1999, the Company amended and restated this plan as a 401(k) profit sharing plan, with company matching contributions determined at the discretion of the Company.

7. INCOME TAXES

The (benefit from) provision for income taxes for the fiscal years ended July 31, 1999, 1998 and 1997 is as follows:

                                                                        1999            1998            1997
                                                                    ------------    ------------    ------------
                                                                                    (In thousands)
Current (benefit) provision:
 Federal                                                            $        731    $          -    $     (1,246)
 State                                                                        53               -               -
                                                                    ------------    ------------    ------------
Total current (benefit) provision                                            784               -          (1,246)

Deferred provision (benefit):
 Federal                                                                    (352)           (750)            (29)
 State                                                                       (56)             (3)             (3)
                                                                    ------------    ------------    ------------
Total deferred provision (benefit)                                          (408)           (753)            (32)
                                                                    ------------    ------------    ------------
Valuation allowance                                                         (196)          1,537               -
                                                                    ------------    ------------    ------------
                                                                    $        180    $        784    $     (1,278)
                                                                    ============    ============    ============

Deferred income taxes consist of the tax effect of timing differences related to the following components:

                                                                 1999                   1998
                                                            ---------------        --------------
                                                                         (In thousands)
Deferred tax assets:
 Unrealized loss on marketable securities                      $    962              $     155
 Inventory valuation allowances                                     464                    304
 Inventory                                                          369                    286
 Warranty allowances                                                334                    183
 Allowances for losses on receivables                               274                    574
 Sales return allowances                                            170                     61
 Product liability                                                  106                     49
 Other                                                              612                    398
                                                            -----------            -----------
Total deferred tax assets                                         3,291                  2,010

Deferred tax liabilities:
 Depreciation                                                      (168)                   (96)
 Unremitted earnings of Oketa                                      (115)                  (143)
 Prepaid Insurance                                                  (80)                   (78)
 Other                                                              (21)                    (1)
                                                            -----------            -----------
Total deferred tax liabilities                                     (384)                  (318)
                                                            -----------            -----------
Net deferred tax assets                                           2,907                  1,692
Valuation allowance                                              (2,303)                (1,692)
                                                            -----------            -----------
                                                               $    604              $       -
                                                            ===========            ===========

During fiscal 1999, due to the net operating losses for the fiscal years ended July 31, 1998 and 1997, the Company established a valuation allowance against the fiscal 1997 deferred tax asset of $784,000 and the fiscal 1998 net deferred tax benefit of $753,000 in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." The deferred tax benefit and related valuation allowance on the unrealized loss on marketable securities is reflected in equity.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

                                                                       1999              1998              1997
                                                                   ----------         ----------        ----------
     Statutory federal income tax rate                                 34%               (35%)             (35%)
     Valuation allowance                                              (18)                56                 -
     Tax exempt interest income                                         -                 (6)               (7)
     Non-deductible stock warrants                                      -                  9                 -
     Other non-deductible expenses                                      2                  5                 1
                                                                   ------             ------            ------
                                                                       18%                29%              (41%)
                                                                   ======             ======            ======

Pretax income (loss) earned by Oketa amounted to $(32,000), $431,000 and $215,000 in fiscal 1999, 1998 and 1997, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

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

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 600,000. At July 31, 1999, 318,750 shares are available for grant under the 1994 Stock Plan.

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

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (The 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the 1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 1999, 238,000 shares are available for grant under the 1998 Stock Plan.

There were no options exercised in the years ended July 31, 1999, 1998 and 1997.

A summary of stock option activity and data is as follows:

                                                                        Options Outstanding
                                                            -------------------------------------------
                                                                  Number                  Weighted
                                                                 of Shares              Average Price
                                                            ----------------        -------------------
Balance at July 31, 1996                                          296,178               $   14.6534
Granted                                                           148,951                    5.1695
Canceled                                                         (280,000)                        -
                                                            -------------

Balance at July 31, 1997                                          165,129                    4.6631
Granted                                                            33,000                    5.3788
Canceled                                                          (12,500)                   5.0000
                                                            -------------

Balance at July 31, 1998                                          185,629                    4.7676
Granted                                                           134,000                    4.6567
Canceled                                                           (6,250)                   5.0000
                                                            -------------
Balance at July 31, 1999                                          313,379                    4.7156
                                                            =============

Information regarding stock options outstanding as of July 31, 1999 is as follows:

                                 Options Outstanding                                                  Options Exercisable
--------------------------------------------------------------------------------------      ---------------------------------------
                                                Weighted
                                                Average
                                               Remaining                Weighted                                     Weighted
                           Number             Contractual               Average                  Number           Average Exercise
   Price Range            of Shares               Life               Exercise Price             of Shares              Price
--------------------------------------------------------------------------------------      --------------------------------------
$        0.0004             20,129               5 years               $0.0004                    16,415             $0.0004

$4.625 to $5.50            293,250               9 years               $5.0392                    85,250             $5.2405

Fair Value Disclosures

The weighted average exercise prices and fair market value of stock options and warrants (see Note 11) using the Black-Scholes option valuation model were as follows:

                                                                                 1999                           1998
                                                                  --------------------------------    --------------------------
                                                                       Fair            Exercise          Fair           Exercise
                                                                       Value             Price           Value           Price
                                                                  -------------      -------------    ------------   ------------
Exercise price equals market value of stock at date of grant          $1.75              $4.66            $1.95          $5.38
Exercise price exceeds market value of stock at date of grant             -                  -             1.55           5.10

The weighted average fair values of 1999 and 1998 stock option and warrant grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

                                                           1999                                 1998
                                               --------------------------     ---------------------------------------------
                                                         Options                     Warrants                 Options
                                                         -------                     --------                 -------
Risk-free interest range                                   5.5                          7.5                     5.5
Expected life                                              5.0                          7.0                     4.0
Expected volatility                                       .301                         .271                    .337
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

For purposes of the pro forma disclosure of net income (loss), the estimated fair value of the stock options and warrants granted in 1997, 1998 and 1999 is amortized as compensation expense over the options' vesting period. Pro forma net income (loss) and pro forma diluted income (loss) per share for fiscal 1999, 1998 and 1997 would have been $693,000, $(3,243,000) and $(1,790,000) and $0.12,
$(0.54) and $(0.30), respectively. However, the pro forma effect on net income for 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants prior to 1998. Pro forma information in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

9.   LICENSE AGREEMENTS

In December 1998, the Company entered into an exclusive license agreement with another company to manufacture and market a "springless" trampoline. The Company paid $1,000,000 in cash upon execution of the agreement, $500,000 of which will be applied towards royalties otherwise payable by the Company. An additional $500,000 will be paid by the Company when a U.S. patent pending on this technology is issued. Total royalties and amortization of the license agreement were $43,000 during the year ended July 31, 1999.

10.  TREASURY STOCK

In January 1999, the Company purchased 371,279 shares of its common stock, which were tendered as a result of a self-tender offer, pursuant to a modified Dutch auction. The shares were purchased at a price of $6.00 per share. In June 1999, the Company, in a private sale transaction, purchased an aggregate of 141,700 shares of its common stock at a price of $5.50 per share pursuant to an unsolicited offer to sell received by the Company. Treasury stock is recorded at cost, including all applicable fees and expenses.

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

13.  RELATED PARTY TRANSACTIONS

The Company purchases certain inventories from an entity affiliated with an officer and stockholder of the Company. Total inventory purchases made from the related party were approximately $1,530,000, $0 and $0 during the years ended July 31, 1999, 1998 and 1997, respectively. Amounts due to the related party are recorded in accounts payable and paid under normal terms. Amounts recorded in accounts payable at July 31, 1999 and 1998 were $6,000 and $0, respectively.

14.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                          First                 Second               Third             Fourth
                                                        ---------             -----------          ----------        -----------
                                                                         (In thousands, except per share data)
Year ended July 31, 1999:
   Net sales                                             $ 8,876                $10,626             $10,395             $7,473
   Gross profit                                            1,654                  2,739               2,398                707
   Net income                                                108                    131                 318                246
   Net income per share:
     Basic                                                   .02                    .02                 .06                .04
     Diluted                                                 .02                    .02                 .06                .04

Year ended July 31, 1998:
   Net sales                                             $13,659                $10,645             $10,558             $8,286
   Gross profit                                            2,161                  1,757               2,042                657
   Net income (loss)                                         (21)                (2,788)   *             20               (699)
   Net income (loss) per share:
     Basic                                                     -                   (.46)   *              -               (.12)
     Diluted                                                   -                   (.46)                  -               (.12)

* Includes $702,000 for non-cash consulting expenses in connection with issuance of stock warrants per note 11 and $995,000 impairment loss per note 12.

                                VARIFLEX, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        Three years ended July 31, 1999

                                                                             Additions
                                                             Balance at       Charged        Write-offs       Balance
                                                              Beginning          to          Charged to        At End
                                                              of Period       Expense        Allowance       of Period
                                                            -------------  ------------    --------------  -------------
Year ended July 31, 1999:
Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $413,000    $ 95,000         $ 78,000        $430,000

Year ended July 31, 1998:
 Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $549,000    $(24,000)        $112,000        $413,000

Year ended July 31, 1997:
 Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $555,000    $100,000         $106,000        $549,000

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

         Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 1999 in connection with the Company's 1999 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Financial Statements

         The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

       Independent Auditors' Report on Consolidated Financial Statements and Schedules
       Consolidated Balance Sheets as of July 31, 1999 and 1998
       Consolidated Statements of Operations for the years ended July 31, 1999, 1998 and 1997
       Consolidated Statements of Stockholders' Equity for the years ended July 31, 1999, 1998 and 1997
       Consolidated Statements of Cash Flows for the years ended July 31, 1999, 1998 and 1997
       Notes to Consolidated Financial Statements

  Financial Statement Schedules

         The following schedules are included in Part II, Item 8 of this Annual Report on Form 10-K:

       Schedule II.  Valuation and Qualifying Accounts
       Schedules I and III through V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

  Reports on Form 8-K

     None

                                 EXHIBIT INDEX

  Exhibit No.    Description                                                                                            Note No.
---------------------------------------------------------------------------------------------------------------------------------
       3.1       Certificate of Incorporation of the Company                                                               (1)
       3.2       By-laws of the Company                                                                                    (1)
       9.1       Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II,              (4)
                 Raymond H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable Trust under Declaration of Trust dated January 23, 1989, Losi Enterprises Limited Partnership, Raymond H. Losi, II and Kathy Losi,
                 as Co-Trustees of the Jay and Kathy Losi Revocable Trust dated January 1, 1989, EML Enterprises,
                 L.P., Eileen Losi, as Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated
                 October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under
                 Declaration of Trust dated January 31, 1989, The BL 1995 Limited Partnership, Raymond H. Losi, as
                 Trustee of the Diane K. Losi Trust and Remy Capital Partners IV, L.P.
      10.1       Lease for property located at 5152 North Commerce Avenue, Moorpark, California,                           (1)
                 dated June 8, 1992
      10.2       First Amendment, dated March 20, 1995, to the June 8, 1992 lease for property located                     (3)
                 at 5152 North Commerce Avenue, Moorpark, California
      10.3       Second Amendment, dated November 18, 1996, to the June 8, 1992 lease for property located                 (3)
                 at 5152 North Commerce Avenue, Moorpark, California
     *10.4       Employment agreement dated April 1, 1994 with Raymond H. Losi II                                          (1)
     *10.5       Employment agreement dated April 1, 1994 with Warren Marr                                                 (1)
     *10.6       Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)                       (1)
     *10.7       Employment agreement dated May 11, 1998 with Roger M. Wasserman                                           (5)
     *10.8       Employment agreement dated August 24, 1998 with Steven Muellner                                           (5)
     *10.9       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital              (4)
                 Partners IV, L.P.
     10.10       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi           (4)
     10.11       Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                        (1)
     10.12       Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                     (1)
     10.13       Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                       (1)
     10.14       Indemnification agreement dated September 17, 1998 with Mark S. Siegel                                    (5)
     10.15       Indemnification agreement dated September 17, 1998 with Michael T. Carr                                   (5)
     10.16       Indemnification agreement dated September 17, 1998 with Steven Muellner                                   (5)
     10.17       Indemnification agreement dated September 17, 1998 with Roger M. Wasserman                                (5)
     10.18       License Agreement with Rollerblade, Inc. dated September 1, 1993                                          (1)
     10.19       1994 Variflex Stock Plan dated April 1, 1994                                                              (1)
     10.20       Business Loan Agreement dated January 23, 1998, between Bank of America National Trust and Savings        (5)
                 Association and Variflex, Inc.
     10.21       Amendment No. 1, dated October 6, 1998, to the January 23, 1998 Business Loan Agreement with Bank         (6)
                 of America National Trust and Savings Association
     10.22       Amendment No. 2, dated December 8, 1998, to the January 23, 1998 Business Loan Agreement with Bank        (6)
                 of America National Trust and Savings Association
     10.23       Amendment No. 3, dated March 29, 1999, to the January 23, 1998 Business Loan Agreement with Bank of       (6)
                 America National Trust and Savings Association
---------------------------------------------------------------------------------------------------------------------------------

  Exhibit No.    Description                                                                                            Note No.
---------------------------------------------------------------------------------------------------------------------------------
     10.24       Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P.,          (4)
                 The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership
     10.25       Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital          (4)
                 Partners IV, L.P. and Raymond H. Losi, II
     10.26       Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.                  (4)
     10.27       Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi                                 (4)
     10.28       Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II                             (4)
     10.29       1994 Stock Option Plan, as amended                                                                        (5)
     10.30       Non-Employee Directors Compensation Plan                                                                  (5)
      21.1       Subsidiaries of the registrant                                                                            (2)
      27.1       Financial Data Schedule                                                                                   (6)
---------------------------------------------------------------------------------------------------------------------------------

(1) Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on November 4, 1997.
(4) Previously filed together with the Company's report on Form 8-K (file no.:0-24338) on November 26, 1997.
(5) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.
(6) Filed herewith the Company's annual report on Form 10-K (file no.:0-24338) on October 20, 1999.

*   Management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


VARIFLEX, INC.


October 20, 1999                   By /s/ RAYMOND H. LOSI II
                                      --------------------------------
                                         Raymond H. Losi II
                                         Chief Executive Officer (Principal
                                         Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


October 20, 1999                      /s/ MARK S. SIEGEL
                                   -----------------------------------
                                         Mark S. Siegel
                                         Chairman of the Board


October 20, 1999                      /s/ RAYMOND H. LOSI II
                                   -----------------------------------
                                         Raymond H. Losi II
                                         Chief Executive Officer (Principal
                                         Executive Officer) and Director


October 20, 1999                      /s/ STEVEN L. MUELLNER
                                   -----------------------------------
                                         Steven L. Muellner
                                         President


October 20, 1999                      /s/ ROGER M. WASSERMAN
                                   -----------------------------------
                                         Roger M. Wasserman
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)


October 20, 1999                      /s/ KENNETH N. BERNS
                                   -----------------------------------
                                         Kenneth N. Berns
                                         Director


October 20, 1999                      /s/ MICHAEL T. CARR
                                   -----------------------------------
                                         Michael T. Carr
                                         Director


October 20, 1999                      /s/ LOREN HILDEBRAND
                                   -----------------------------------
                                         Loren Hildebrand
                                         Director


October 20, 1999                      /s/ RAYMOND H. LOSI
                                   -----------------------------------
                                         Raymond H. Losi
                                         Director