Form 10-Q
period 1999-10-31
VARIFLEX INC
filed 1999-12-15
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                             Commission File No.:
  October 31, 1999                                      0-24338


                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                    95-3164466
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

       _____________________________________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X       No
                                       -----       ______

As of December 13, 1999, there were 5,000,343 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX


                                                                      Page No.
                                                                      --------
Part I  -  Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets at
             October 31, 1999 and July 31, 1999........................   3

             Consolidated Statements of Operations for the
             Three Months Ended October 31, 1999 and 1998..............   4

             Consolidated Statements of Cash Flows for the
             Three Months Ended October 31, 1999 and 1998..............   5

             Notes to Consolidated Financial Statements................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   9

Part II - Other Information

     Item 1. Legal Proceedings.........................................  14

     Item 5. Other Information.........................................  14

     Item 6. Exhibits and Reports on Form 8-K..........................  14

                                    PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                               October 31,    July 31,
                                                                                                  1999          1999
                                                                                               -----------    --------
                                                                                               (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                                     $ 5,221      $ 5,343
    Marketable securities available for sale                                                       19,661       19,892
    Trade accounts receivable, less allowances of $432 and
       $430 as of October 31, 1999 and July 31, 1999, respectively                                  7,495        6,900
    Inventory (finished goods)                                                                      7,489        5,194
    Inventory (raw materials and work-in-process)                                                     700          554
    Deferred income taxes                                                                             671          604
    Prepaid expenses and other current assets                                                         399          641
                                                                                                  -------      -------
Total current assets                                                                               41,636       39,128
Property and equipment, net                                                                           275          283
Other assets                                                                                        1,312        1,206
                                                                                                  -------      -------
Total assets                                                                                      $43,223      $40,617
                                                                                                  =======      =======
Liabilities and stockholders' equity
Current liabilities:
    Trade acceptances payable                                                                     $ 1,728      $   133
    Accounts payable                                                                                1,707          466
    Accrued warranty                                                                                  982          844
    Accrued salaries and related liabilities                                                          348          410
    Accrued co-op advertising                                                                       1,884        1,612
    Accrued returns and allowances                                                                    547          429
    Accrued product liability claims                                                                  280          267
    Income taxes payable                                                                               48          272
    Other accrued expenses                                                                            689          623
                                                                                                  -------      -------
Total current liabilities                                                                           8,213        5,056

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                                           -            -
    Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued and outstanding as of
      October 31, 1999 and July 31, 1999                                                                9            9
    Common stock warrants                                                                             702          702
    Additional paid-in capital                                                                     21,023       21,023
    Retained earnings                                                                              19,438       19,333
    Accumulated other comprehensive loss                                                           (3,088)      (2,432)
    Treasury stock, at cost, 512,979 shares as of
      October 31, 1999 and July 31, 1999                                                           (3,074)      (3,074)
                                                                                                  -------      -------
Total stockholders' equity                                                                         35,010       35,561
                                                                                                  -------      -------
Total liabilities and stockholders' equity                                                        $43,223      $40,617
                                                                                                  =======      =======

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Three months ended
                                                                    October 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Net sales                                                     $   9,503     $    8,876
Cost of goods sold                                                7,587          7,222
                                                              ---------     ----------
Gross profit                                                      1,916          1,654
                                                              ---------     ----------

Operating expenses:
    Selling and marketing                                           882            956
    General and administrative                                    1,435          1,092
                                                              ---------     ----------
Total operating expenses                                          2,317          2,048
                                                              ---------     ----------
Loss from operations                                               (401)          (394)
                                                              ---------     ----------

Other income (expense):
    Interest income and other                                       506            502
                                                              ---------     ----------
Total other income (expense)                                        506            502
                                                              ---------     ----------

Income before income taxes                                          105            108
Provision for income taxes                                            -              -
                                                              ---------     ----------
Net income                                                    $     105     $      108
                                                              =========     ==========

Net income per share of common stock:
    Basic                                                     $    0.02     $     0.02
                                                              =========     ==========
    Diluted                                                   $    0.02     $     0.02
                                                              =========     ==========
Weighted average share outstanding:
    Basic                                                         5,512          6,025
                                                              =========     ==========
    Diluted                                                       5,650          6,047
                                                              =========     ==========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                    Three months ended
                                                                         October 31,
                                                                 --------------------------
                                                                  1999                1998
                                                                 -------             ------
Operating activities
Net income                                                       $   105             $  108
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                     59                 98
    Deferred income taxes                                            (67)                 -
    Loss on sale of marketable securities                              2                  2
    Changes in operating assets and liabilities:
       Trade accounts receivable                                    (595)              (410)
       Inventory                                                  (2,441)              (862)
       Prepaid expenses and other current assets                     242                420
       Trade acceptances payable                                   1,595                864
       Accounts payable                                            1,241                552
       Other current liabilities                                     321                677
                                                                 -------             ------
Net cash provided by operating activities                            462              1,449
                                                                 -------             ------

Investing activities
Purchases of property and equipment                                  (41)               (75)
Proceeds from sale of assets                                           4
Gross purchases of available-for-sale securities                    (425)              (412)
Gross sales of available-for-sale securities                           -                  2
Other assets                                                        (122)                 3
                                                                 -------             ------
Net cash used in investing activities                               (584)              (482)
                                                                 -------             ------

Financing activities                                                   -                  -

Net increase (decrease) in cash                                     (122)               967
Cash and cash equivalents at beginning of period                   5,343              7,522
                                                                 -------             ------
Cash and cash equivalents at end of period                       $ 5,221             $8,489
                                                                 =======             ======

Cash paid during the period for:
  Interest                                                             -                  -
  Income taxes                                                   $   289                  -

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1999 financial statements to conform with fiscal 2000 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three months ended October 31, 1999 and 1998 the number of shares used in the calculation of diluted earnings per share included 138,096 shares and 21,820 shares, respectively, issuable under stock options and warrants using the treasury stock method.

Note 4.  Comprehensive Income (Loss)

     As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income
(loss).

     Total comprehensive income (loss), which consists of net income (loss) and other comprehensive income (loss) for the period, amounted to ($551,000) and ($1,821,000), respectively, for the three months ended October 31, 1999 and 1998.

Note 5.  Segment Information

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued in 1997 effective for fiscal years beginning subsequent to December 15, 1997, and therefore, was adopted by the Company for the 1999 fiscal year. The Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that during the three months ended October 31, 1999 and 1998, it operated in only one segment.

     Sales of similar products for that segment are as follows:

                                                                                        Three months ended
                                                                                           October 31,
                                                                                ---------------------------------
                                                                                      1999              1998
                                                                                ---------------    --------------
                                                                                           (In thousands)
In-line skates                                                                         $  6,248          $  4,943
Skateboards                                                                               1,197             1,589
Canopies                                                                                    907               701
Other                                                                                     1,494             2,041
                                                                                ---------------     -------------
Total gross sales                                                                         9,846             9,274
Returns and allowances                                                                     (343)             (398)
                                                                                ---------------     -------------
Total net sales                                                                        $  9,503           $ 8,876
                                                                                ===============     =============

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

     The Los Angeles action has had extensive discovery taken, with a trial date set for February 8, 2000. Recently the Denver action was ordered transferred to the federal court in Los Angeles, with a recommendation for consolidation with the previously pending Los Angeles action. The Los Angeles court has not yet acted to consolidate the two actions. The transfer of the Denver action to Los Angeles and the addition of the new patent in suit probably will result in a 90 day continuance of the existing trial date by agreement of the parties, subject to the approval of the Court. The parties have submitted to the Court a stipulation and proposed order to continue the trial date to May 2, 2000, with corresponding 90 day extensions of related pretrial dates.

     On October 21, 1999, the Court denied a motion for summary judgement by Variflex directed against plaintiffs' trade dress infringement claims due to the existence of triable issues of material fact concerning such claims. This order will allow plaintiffs' trade dress infringement claims to go to trial and be determined by a jury.

     On November 29, 1999 counterclaim defendants Carter and E-Z Up filed a motion for summary judgement against Variflex regarding Variflex's antitrust and related counterclaims. The hearing on this motion is set for February 7, 2000. Variflex in turn plans to file a motion for summary judgement on plaintiffs' patent infringement claims, which motion is expected to be filed in or around January, 2000.

     In the Carter action, SAFECO Insurance Company of America has agreed to provide a defense with a reservation of rights. SAFECO denies coverage for the patent claims and reserves rights as to trade dress and advertising injury claims, asserting numerous defenses to coverage. On September 28, 1999 SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles ("the Coverage Action"). The Coverage Action asserts a single cause of action for declaratory relief by which SAFECO seeks a declaration concerning seven different theories of defense to coverage liability in the underlying Carter action. The Company answered the Coverage Action, denying its material allegations. SAFECO has propounded requests for admissions and interrogatories to the Company, to which responses are due on December 29, 1999. Before that date, the Company plans to file a motion to stay the Coverage Action pending the outcome of the underlying action. The Company intends vigorously to defend the Coverage Action. Further, based on a recent judicial decision, the Company also will tender to SAFECO the defense of the Lynch action referenced above.

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


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

     Overview
     --------

     The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational safety helmets and athletic protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) to the mass market. The Company also sells Quik Shade(R), a convenient and innovative portable instant canopy, snowboards and related accessories, and the Airzone(TM) "springless" trampoline. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the first quarter of fiscal 2000 (the quarter
     ---------
ended October 31, 1999) totaled $9,503,000 compared to $8,876,000 for the first quarter of fiscal 1999, representing an increase of $627,000, or 7%. The increase in net sales primarily resulted from increases in sales of the Company's in-line skates, canopies, and athletic protective equipment, offset to a lesser degree by decreases in sales of skateboards and snowboards. Net sales were also adversely affected by competitive pressures on in-line skates, which caused sales prices to decline in this product category.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                                                         Quarter Ended October 31,
                                                                                           1999              1998
                                                                                           ----              ----
In-line skates                                                                              64%               54%
Skateboards and scooters                                                                    12%               19%
Canopies                                                                                     9%                8%
Recreational safety helmets                                                                  6%                6%
Athletic protective equipment                                                                5%                3%
Snowboards                                                                                   1%                8%
Trampolines                                                                                  1%                -
Other                                                                                        2%                2%
                                                                                          ----              ----

     Total                                                                                 100%              100%
                                                                                          ====              ====

     Gross Profit.  Gross profit for the first quarter of fiscal 2000 totaled
     ------------
$1,916,000, compared to $1,654,000 for the first quarter of fiscal 1999, an increase of $262,000, or 16%. The Company's gross margin was 20.2% of net sales for the quarter ended October 31, 1999, compared to 18.6% for the quarter ended October 31, 1998. The increase in gross margin percentage was the result of several factors, including the impact of the increased sales of the higher margin canopies and lower product costs as a result of beneficial sourcing, offset to a lesser degree by increases in ocean freight costs and decreases in sales prices of in-line skates as discussed above. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$882,000 for the first quarter of 2000, compared to $956,000 in the first quarter of 1999, a decrease of $74,000 or 8%. Selling and marketing expenses for the first quarter of fiscal 2000 amounted to 9.3% of net sales, compared to 10.8% during the first quarter of fiscal 1999. The decrease in selling and marketing expenses and the decrease as a percentage of net sales are primarily due to decreases in freight-out and sales commission expenses.

     General and administrative expenses totaled $1,435,000 in the first quarter of 2000, compared to $1,092,000 in the first quarter of 1999, an increase of $343,000, or 31%. General and administrative expenses for the first quarter of fiscal 2000 amounted to 15.1% of net sales, compared to 12.3% during the first quarter of fiscal 1999. The increase in general and administrative expenses is primarily due to an increase in legal expenses, related to the legal proceedings described in Note 6 in the notes to the consolidated financial statements, and to a lesser extent to an increase in product development expenses.

     Other Income (Expense).  Other income totaled $506,000 in the first quarter
     ----------------------
of 2000, compared to $502,000 in the first quarter of 1999, an increase of $4,000 or 1%.

     Provision for Income Taxes.  There is no provision for income taxes for the
     ---------------------------
first quarter of fiscal 2000 and 1999 due to changes in the valuation allowance. At October 31, 1999 the Company has a valuation allowance of approximately $2.5 million against its net deferred tax assets. To the extent that the Company generates sufficient income in the future, the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $8,000,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 1999, is unsecured and contains certain financial covenants, which the Company must satisfy.

     Cash and marketable securities available for sale totaled $24,882,000 as of October 31, 1999, compared to $25,235,000 as of July 31, 1999. Net working capital as of October 31, 1999 was $33,423,000, compared to $34,072,000 as of July 31, 1999, and the Company's current ratio was 5.1:1 as of October 31, 1999, compared to 7.7:1 as of July 31, 1999. The decreases in working capital and current ratio were primarily due to cash used in and generated from operations, particularly via increases in inventory and accounts receivable, as well as increases in liabilities for trade acceptances, accounts payable and accruals for various expenses.

     The Company had no long-term debt as of October 31, 1999 and July 31, 1999. The Company had net stockholders' equity of $35,010,000 as of October 31, 1999, compared to $35,561,000 as of July 31, 1999, with the difference due to operating results for the three months ended October 31, 1999, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

     In December 1999, the Company repurchased 512,075 shares of its common stock for an aggregate purchase price of approximately $3,400,000. The funds required for the repurchase were obtained from the sale of marketable securities, with the Company realizing a loss of approximately $120,000. The Company expects that it will sell additional marketable securities, for working capital purposes, during the second quarter which are anticipated to result in realized losses.

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

     State of Readiness.  The Company has been working to resolve the potential
     ------------------
impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company has been assured by its outside information systems consultant that the Company's primary information management hardware and software systems--the mainframe systems from which the Company generates its significant third party and business information processing as a distributor and wholesaler--have been tested and confirmed to be Year 2000 compliant. The Company's secondary personal computer based information systems--hardware and software utilized for financial and operational spreadsheets and word processing--have been tested and confirmed to be Year 2000 compliant. The Company believes that it does not have any significant non-information technology embedded systems that require Year 2000 remediation.

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

     Costs.  The Company has utilized both internal and external resources to
     -----
reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the project was approximately $50,000 and was funded by the Company's cash flow.


     Risks.  The Company believes it has an effective program in place to
     -----
resolve the Year 2000 issue in a timely manner. As noted above, the Company is dependent upon third party independent contractors for supply of its products and upon major retailers for the sale of its products. In the event that a major supplier is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to receive new products to be shipped. In the event that a major retailer is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to ship its products and receive collection of receivables. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on the Company's business, results of operations and financial condition. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially and adversely affect the Company.

     Contingency Plans.  The Company has manual workaround contingency plans for
     -----------------
certain critical applications and other systems. The Company currently has contingency plans in place to have on hand sufficient additional inventory if significant third party suppliers are not Year 2000 compliant on time.

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

     General.  There are several risks and uncertainties that may affect the
     -------
future operating results, business and financial condition of the Company, including, without limitation: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; (2) the risk of loss of one or more of the Company's major customers; (3) the risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability; (4) the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive;
(5) the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins; and (6) the risks inherent in legal proceedings. Readers are also encouraged to refer to the Company's most recent annual report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          See Note 6 to Notes to Consolidated Financial Statements included in
          Part I of this Form 10-Q, which is incorporated herein by this reference.


Item 5.   Other Information
          -----------------

          In December 1999, the Company purchased 512,075 shares of its common stock, which were tendered as a result of a self-tender offer, at a price of $6.50 per share.


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

                                VARIFLEX, INC.



December 13, 1999     /s/ Raymond H. Losi II
                      ------------------------------------------------
                          Raymond H. Losi II
                          Chief Executive Officer (Principal Executive
                           Officer)


December 13, 1999     /s/ Roger M. Wasserman
                     -------------------------------------------------
                          Roger M. Wasserman
                          Chief Financial Officer (Principal Financial
                           and Accounting Officer)