Form 10-Q
period 2000-01-31
VARIFLEX INC
filed 2000-03-16
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                      Commission File No.:
  January 31, 2000                                                0-24338


                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

         Delaware                                             95-3164466
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


               _________________________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No ________
                                       --------


As of March 13, 2000, there were 5,000,343 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX

                                                                                     Page No.
                                                                                     --------
Part I  -  Financial Information

    Item 1.  Financial Statements

          Consolidated Balance Sheets at
          January 31, 2000 and July 31, 1999..........................................   3

          Consolidated Statements of Operations for the
          Three Month and Six Month Periods Ended January 31, 2000 and 1999...........   4

          Consolidated Statements of Cash Flows for the
          Six Months Ended January 31, 2000 and 1999..................................   5

          Notes to Consolidated Financial Statements..................................   6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................   9


Part II  -  Other Information

    Item 1.  Legal Proceedings........................................................  14

    Item 4.  Submission of Matters to a Vote of Security Holders......................  14

    Item 6.  Exhibits and Reports on Form 8-K.........................................  14

                                    PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                               January 31,            July 31,
                                                                                                  2000                  1999
                                                                                               -----------          ------------
                                                                                               (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                                   $  2,803              $   5,343
    Marketable securities available for sale                                                       9,938                 19,892
    Trade accounts receivable, less allowances of $429 and
       $430 as of January 31, 2000 and July 31, 1999, respectively                                10,840                  6,900
    Inventory (finished goods)                                                                    10,428                  5,194
    Inventory (raw materials and work-in-process)                                                  1,542                    554
    Deferred income taxes                                                                            307                    604
    Prepaid expenses and other current assets                                                        878                    641
                                                                                                --------              ---------
Total current assets                                                                              36,736                 39,128
Property and equipment, net                                                                          285                    283
Other assets                                                                                       1,696                  1,206
                                                                                                --------              ---------
Total assets                                                                                    $ 38,717              $  40,617
                                                                                                ========              =========
Liabilities and stockholders' equity Current liabilities:
    Trade acceptances payable                                                                   $  1,147              $     133
    Accounts payable                                                                               1,575                    466
    Accrued warranty                                                                               1,200                    844
    Accrued salaries and related liabilities                                                         434                    410
    Accrued co-op advertising                                                                      1,625                  1,612
    Accrued returns and allowances                                                                    24                    429
    Accrued product liability claims                                                                 254                    267
    Income taxes payable                                                                               -                    272
    Other accrued expenses                                                                           818                    623
                                                                                                --------              ---------
Total current liabilities                                                                          7,077                  5,056

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                                          -                      -
    Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued and outstanding as of
      January 31, 2000 and July 31, 1999                                                               9                      9
    Common stock warrants                                                                            702                    702
    Additional paid-in capital                                                                    21,023                 21,023
    Retained earnings                                                                             19,121                 19,333
    Accumulated other comprehensive loss                                                          (2,750)                (2,432)
    Treasury stock, at cost, 1,025,054 shares and 512,979 shares as of
      January 31, 2000 and July 31, 1999, respectively                                            (6,465)                (3,074)
                                                                                                --------              ---------
Total stockholders' equity                                                                        31,640                 35,561
                                                                                                --------              ---------
Total liabilities and stockholders' equity                                                      $ 38,717              $  40,617
                                                                                                ========              =========

See accompanying notes.                    3

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                Six months ended                 Three months ended
                                                                   January 31,                       January 31,
                                                          ----------------------------       ---------------------------
                                                             2000               1999            2000              1999
                                                          ---------           --------       ---------          --------
Net sales                                                 $  20,444           $ 19,502       $  10,941          $ 10,626
Cost of goods sold                                           16,178             15,109           8,591             7,887
                                                          ---------           --------       ---------          --------
Gross profit                                                  4,266              4,393           2,350             2,739
                                                          ---------           --------       ---------          --------

Operating expenses:
    Selling and marketing                                     2,026              2,383           1,144             1,427
    General and administrative                                3,066              2,637           1,631             1,545
                                                          ---------           --------       ---------          --------
Total operating expenses                                      5,092              5,020           2,775             2,972
                                                          ---------           --------       ---------          --------
Loss from operations                                           (826)              (627)           (425)             (233)
                                                          ---------           --------       ---------          --------

Other income (expense):
    Loss on sale of marketable securities                      (313)                 -            (313)                -
    Interest income and other                                   927              1,046             421               544
                                                          ---------           --------       ---------          --------
Total other income (expense)                                    614              1,046             108               544
                                                          ---------           --------       ---------          --------

Income (loss) before income taxes                              (212)               419            (317)              311
Provision for income taxes                                        -                180               -               180
                                                          ---------           --------       ---------          --------
Net income (loss)                                         $    (212)          $    239       $    (317)         $    131
                                                          =========           ========       =========          ========

Net income (loss) per share of common stock:
    Basic                                                 $   (0.04)          $   0.04       $   (0.06)         $   0.02
                                                          =========           ========       =========          ========
    Diluted                                               $   (0.04)          $   0.04       $   (0.06)         $   0.02
                                                          =========           ========       =========          ========
Weighted average shares outstanding:
    Basic                                                     5,359              6,017           5,206             6,009
                                                          =========           ========       =========          ========
    Diluted                                                   5,359              6,065           5,206             6,084
                                                          =========           ========       =========          ========

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                          Six months ended
                                                                                                             January 31,
                                                                                                     ---------------------------
                                                                                                       2000               1999
                                                                                                     --------           --------
Operating activities
Net income (loss)                                                                                    $   (212)          $    239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                         129                223
    Deferred income taxes                                                                                 297               (616)
    Loss on sale of marketable securities                                                                 313                  2
    Loss on disposal of fixed assets                                                                        2                  -
    Changes in operating assets and liabilities:
       Trade accounts receivable                                                                       (3,940)            (2,881)
       Inventory                                                                                       (6,222)               118
       Prepaid expenses and other current assets                                                         (237)               803
       Trade acceptances payable                                                                        1,014                161
       Accounts payable                                                                                 1,109                 95
       Other current liabilities                                                                         (102)             2,381
                                                                                                     --------           --------
Net cash provided by (used in) operating activities                                                    (7,849)               525
                                                                                                     --------           --------
Investing activities
Purchases of property and equipment                                                                       (96)               (83)
Proceeds from sale of assets                                                                                4                  -
Gross purchases of available-for-sale securities                                                         (828)              (883)
Gross sales of available-for-sale securities                                                           10,151                  2
Other assets                                                                                             (531)              (991)
Purchase of treasury shares                                                                            (3,391)            (2,294)
                                                                                                     --------           --------
Net cash provided by (used in) investing activities                                                     5,309             (4,249)
                                                                                                     --------           --------

Financing activities                                                                                        -                  -

Net decrease in cash                                                                                   (2,540)            (3,724)
Cash and cash equivalents at beginning of period                                                        5,343              7,522
                                                                                                     --------           --------
Cash and cash equivalents at end of period                                                           $  2,803           $  3,798
                                                                                                     ========           ========

Cash paid during the period for:
  Interest                                                                                                  -                  -
  Income taxes                                                                                       $    378           $    112

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 1999 financial statements to conform with fiscal 2000 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 2000 diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. For the three and six month periods ended January 31, 1999 the number of shares used in the calculation of diluted earnings per share included 74,273 shares and 47,835 shares, respectively, issuable under stock options and warrants using the treasury stock method.

Note 4.  Comprehensive Income (Loss)

     In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income
(loss), which consists of net income (loss) and other comprehensive income
(loss) for the period, amounted to $21,000 and ($530,000), respectively, for the three and six month periods ended January 31, 2000 and amounted to $585,000 and ($1,236,000), respectively, for the three and six month periods ended January 31, 1999.

Note 5.  Segment Information

     Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that during the three months ended January 31, 2000 and 1999, it operated in only one segment.

     Sales of similar products for that segment are as follows:

                                                                 Six months ended                    Three months ended
                                                                    January 31,                          January 31,
                                                         --------------------------------      --------------------------------
                                                             2000               1999               2000               1999
                                                         -------------      -------------      -------------      -------------
                                                                  (In thousands)                        (In thousands)
In-line skates                                           $      12,113      $      12,016      $       5,865      $       7,073
Skateboards                                                      3,290              3,419              2,093              1,830
Canopies                                                         2,188              1,169              1,281                468
Other                                                            3,595              3,739              2,101              1,698
                                                         -------------      -------------      -------------      -------------
Total gross sales                                               21,186             20,343             11,340             11,069
Returns and allowances                                            (742)              (841)              (399)              (443)
                                                         -------------      -------------      -------------      -------------
Total net sales                                          $      20,444      $      19,502      $      10,941      $      10,626
                                                         =============      =============      =============      =============

Note 6.  Treasury Stock

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

     The Los Angeles action has had extensive discovery taken, with a trial date presently set for May 2, 2000. In July, 1999 the Denver action was ordered transferred to the federal court in Los Angeles, with a recommendation for consolidation with the previously pending Los Angeles action. However, the Los Angeles court did not act to consolidate the two actions, and the parties recently have stipulated, and the Court has ordered, that the Denver action remain separate from the Los Angeles action. Thus, only the Los Angeles action is now set for trial on May 2, 2000.

     On October 21, 1999, the Court denied a motion for summary judgement by Variflex directed against plaintiffs' trade dress infringement claims due to the existence of triable issues of material fact concerning such claims. This order will allow plaintiffs' trade dress infringement claims to go to trial and be determined by a jury.

     On February 7, 2000 the Court granted counterclaim defendants' motion for summary judgment against Variflex regarding Variflex's counterclaims for antitrust and related state law violations. However, Variflex's counterclaims for declarations of patent invalidity and non-infringement remain in the case.

     On March 1, 2000 the Court held a hearing on the parties' cross-motions for claim interpretation on the patent claims. The Court took the matter under submission, and has not yet made a ruling. Variflex in turn plans to file a motion for summary judgment on plaintiffs' patent infringement claims, which motion is expected to be filed shortly.

     In the Carter action, SAFECO Insurance Company of America has agreed to provide a defense with a reservation of rights. SAFECO denies coverage for the patent claims and reserves rights as to trade dress and advertising injury claims, asserting numerous defenses to coverage. On September 28, 1999 SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles ("the Coverage Action"). The Coverage Action asserts a single cause of action for declaratory relief by which SAFECO seeks a declaration concerning seven different theories of defense to coverage liability in the underlying Carter action. The Company answered the Coverage Action, denying its material allegations. SAFECO propounded requests for admissions and interrogatories, to which the Company has responded. On February 17, 2000 the Court granted the Company's motion to stay the Coverage Action pending the outcome of the underlying action. If and when the stay is lifted, the Company intends vigorously to defend the Coverage Action.

     On January 13, 2000, the Company tendered to SAFECO the defense of the Lynch action referenced above. SAFECO has not yet responded to this tender of defense and indemnification.

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

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the second quarter of fiscal 2000 (the quarter
     ----------
ended January 31, 2000) totaled $10,941,000 compared to $10,626,000 for the second quarter of fiscal 1999, representing an increase of $315,000, or 3%. For the six months ended January 31, 2000, net sales totaled $20,444,000 compared to $19,502,000 for the corresponding period of the prior year, representing an increase of $942,000, or 5%. The increase in net sales for the second quarter and the six months primarily resulted from increases in sales of the Company's canopies, recreational safety helmets, and trampolines (a new product introduced in the fourth quarter of fiscal 1999), offset by decreases in sales of yo-yo's and snowboards. Net sales were also adversely affected by competitive pressures on in-line skates, which caused sales prices to decline in this product category.

     The following table shows the Company's major product categories as a percentage of total gross sales:

                                                              Quarter Ended January 31,         Six Months Ended January 31,
                                                                2000            1999                2000            1999
                                                                ----            ----                ----            ----
     In-line skates                                              52%             64%                 58%             60%
     Skateboards and scooters                                    18%             18%                 16%             18%
     Canopies                                                    11%              4%                 10%              6%
     Recreational safety helmets                                 10%              4%                  8%              5%
     Trampolines                                                  3%              -                   2%              -
     Yo-yo's                                                      2%              6%                  1%              4%
     Athletic protective equipment                                1%              3%                  3%              3%
     Snowboards                                                   1%              1%                  1%              4%
     Other                                                        2%             (*)                  1%             (*)
                                                               ----             ----                ----            ----
          Total                                                 100%            100%                100%            100%
                                                               ====             ====                ====            ====

     _____________________
     (*) Less than one-half of one percent.


     Gross Profit.  Gross profit for the second quarter of fiscal 2000 totaled
     -------------
$2,350,000, compared to $2,739,000 for the second quarter of fiscal 1999, a decrease of $389,000, or 14%. The Company's gross margin was 21.5% of net sales for the quarter ended January 31, 2000, compared to 25.8% for the quarter ended January 31, 1999. The decrease in gross margin percentage was primarily the result of increases in ocean freight costs and decreases in sales prices of in-line skates as discussed above. Gross margin was 20.9% for the six months ended January 31, 2000, compared to 22.5% for the six months ended January 31, 1999. The decrease in gross margin was primarily due to the same factors that impacted the second quarter, as discussed above. The Company's gross margin of 21.5% for the second quarter of fiscal 2000 represents an increase from 20.2% for the quarter ended October 31, 1999. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for in-line skates in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,144,000 for the second quarter of 2000, compared to $1,427,000 in the second quarter of 1999, a decrease of $283,000 or 20%. Selling and marketing expenses for the second quarter of fiscal 2000 thus amounted to 10.5% of net sales, compared to 13.4% during the second quarter of fiscal 1999. The decrease in selling and marketing expenses and the decrease as a percentage of net sales are primarily due to decreases in promotional and co-op advertising expenses. For the six months ended January 31, 2000, selling and marketing expenses totaled $2,026,000 compared to $2,383,000 for the corresponding period of the prior year, representing a decrease of $357,000 or 15%. Selling and marketing expenses for the first six months of fiscal 2000 thus amounted to 9.9% of net sales, compared to 12.2% during the first six months of fiscal 1999. The decrease in dollar amount and the decrease as a percentage of net sales are primarily due to decreases in promotional, co-op advertising, freight-out and sales commission expenses.

     General and administrative expenses totaled $1,631,000 in the second quarter of 2000, compared to $1,545,000 in the second quarter of 1999, an increase of $86,000, or 6%. General and administrative expenses for the second quarter of 2000 amounted to 14.9% of net sales, compared to 14.5% during the second quarter of 1999. For the six months ended January 31, 2000, general and administrative expenses totaled $3,066,000 compared to $2,637,000 for the corresponding period of the prior year, representing an increase of $429,000, or 16%. General and administrative expenses for the first six months of fiscal 2000 amounted to 15.0% of net sales, compared to 13.5% during the first six months of fiscal 1999. These increases in both the second quarter and first six months of fiscal 2000 are primarily due to an increase in legal expenses, related to the legal proceedings described in Note 7 in the notes to the consolidated financial statements, and to a lesser extent to an increase in product development expenses.

     Other Income (Expense).  Other income totaled $108,000 in the second
     ----------------------
quarter of 2000, compared to $544,000 in the second quarter of 1999, a decrease of $436,000 or 80%. For the six months ended January 31, 2000, other income totaled $614,000 compared to $1,046,000 for the corresponding period of the prior year, a decrease of $432,000 or 41%. The decreases in other income for both the second quarter and six months of fiscal 2000 were primarily due to realized losses from the sale of marketable securities and to a lesser extent to decreased interest income due to the reduced amount of the Company's marketable securities.

     Provision for Income Taxes.  There is no provision for income taxes for the
     ---------------------------
second quarter and first six months of fiscal 2000 due to changes in the valuation allowance. A provision for income taxes of $180,000 was recorded for the second quarter and first six months of fiscal 1999. At January 31, 2000 the Company has a valuation allowance of approximately $2.4 million against its net deferred tax assets. To the extent that the Company generates sufficient income in the future, the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $8,000,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires April 1, 2000, is unsecured and contains certain financial covenants, which the Company must satisfy.

     Cash and marketable securities available for sale totaled $12,741,000 as of January 31, 2000, compared to $25,235,000 as of July 31, 1999. Net working capital as of January 31, 2000 was $29,659,000, compared to $34,072,000 as of July 31, 1999, and the Company's current ratio was 5.2:1 as of January 31, 2000, compared to 7.7:1 as of July 31, 1999. The decreases in working capital and current ratio were primarily due to the use of approximately $10,000,000 of proceeds from the sale of marketable securities for the purchase of treasury stock (as described in Note 6 in the notes to consolidated financial statements) and for working capital purposes. The Company expects that it will sell additional marketable securities, for working capital purposes, during the third quarter which are anticipated to result in additional realized losses.

     Increases in inventory were primarily a result of orders received from one customer for trampoline systems aggregating approximately $6.2 million in sales. Such sales are expected to be completed in the third and fourth quarters of fiscal 2000. The arrangements with this customer include an agreement on the part of the Company to indemnify the customer for certain occurrences and could result in a requirement that the Company buy back any unsold trampoline systems (at average retail price sold) if the customer is required to stop selling these products.

     The Company had no long-term debt as of January 31, 2000 and July 31, 1999. The Company had net stockholders' equity of $31,640,000 as of January 31, 2000, compared to $35,561,000 as of July 31, 1999, with the difference due to the purchase of treasury stock described above, operating results for the six months ended January 31, 2000, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

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

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio of bond funds. The Company does not have any interest rate sensitivity related to borrowings.

     Year 2000
     ---------

     Many computer programs were designed and developed utilizing only two digits in date fields, thereby creating the inability to recognize the Year 2000 or years thereafter. Beginning with the Year 2000, these date codes needed to accept four digit entries to distinguish 21st century dates from 20th century dates. Residual Year 2000 issues may create risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of third parties on which the Company's systems and operations rely. Failures to address residual Year 2000 issues could result in system failures and the generation of erroneous data.

     State of Readiness.  The Company has worked to resolve the potential impact
     -------------------
of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company has been assured by its outside information systems consultant that the Company's primary information management hardware and software systems--the mainframe systems from which the Company generates its significant third party and business information processing as a distributor and wholesaler--have been tested and confirmed to be Year 2000 compliant. The Company's secondary personal computer based information systems--hardware and software utilized for financial and operational spreadsheets and word processing--have been tested and confirmed to be Year 2000 compliant. The Company believes that it does not have any significant non-information technology embedded systems that require Year 2000 remediation.

     The Company's operations are also dependent on the Year 2000 readiness of third parties who do business with the Company. As a distributor and wholesaler, the Company is dependent upon independent contractors for supply of its products and upon major retailers, such as mass merchandisers, catalog houses, home improvement chains and sporting goods chains, for the sale of its products. Prior to January 1, 2000, the Company sent questionnaires to its primary vendors, suppliers, customers and other third party providers of significant services to determine that they had a program in place to address Year 2000 issues and that they expected to be Year 2000 compliant. Over 90% of the third parties with whom the Company has a material relationship provided written assurances that they would be Year 2000 compliant.

     As of the date hereof, the Company has not experienced any interruptions or problems related to the Year 2000 issue.

     Costs.  The Company has utilized both internal and external resources to
     ------
reprogram or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the project was approximately $50,000 and was funded by the Company's cash flow.

     Risks.  The Company believes it has an effective program in place to
     ------
resolve the Year 2000 issue. As noted above, the Company is dependent upon third party independent contractors for supply of its products and upon major retailers for the sale of its products. In the event that a major supplier is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to receive new products to be shipped. In the event that a major retailer is not able to make its systems Year 2000 compliant, it could adversely limit the Company's ability to ship its products and receive collection of receivables. If third parties are not able to make their systems Year 2000 compliant in a timely manner, it could have a material and adverse effect on the Company's business, results of operations and financial condition. In addition, disruptions in the economy generally, if any were to occur, resulting from Year 2000 issues could also materially and adversely affect the Company.

     Contingency Plans.  The Company has manual workaround contingency plans for
     ------------------
certain critical applications and other systems. The Company currently has contingency plans in place to have on hand sufficient additional inventory if significant third party suppliers are not Year 2000 compliant.

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

Item 4.   Submissions of Matters to Vote of Security Holders
          --------------------------------------------------

          At the Annual Meeting of Stockholders on December 6, 1999, the following matters were voted on and approved:

          1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Kenneth N. Berns, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond (Jay) H. Losi II and Mark S. Siegel. A total of 5,481,795 shares voted, representing 99.4% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                                            Votes         Votes
                                             For         Against
                    Kenneth N. Berns      5,469,624       12,171
                    Michael T. Carr       5,469,624       12,171
                    Loren Hildebrand      5,469,624       12,171
                    Raymond H. Losi       5,469,624       12,171
                    Raymond H. Losi II    5,469,624       12,171
                    Mark S. Siegel        5,469,624       12,171

          2. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 2000 was ratified. 5,441,750 shares of common stock voted in favor of the proposal, 10,545 shares voted against and 29,500 shares abstained.

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

                                VARIFLEX, INC.



March 16, 2000         /s/ Raymond H. Losi II
                       ------------------------
                           Raymond H. Losi II
                           Chief Executive Officer (Principal Executive Officer)



March 16, 2000         /s/ Roger M. Wasserman
                       ------------------------
                           Roger M. Wasserman
                           Chief Financial Officer (Principal Financial
                           and Accounting Officer)