Form 10-Q
period 2000-04-30
VARIFLEX INC
filed 2000-06-14
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                      Commission File No.:
    April 30, 2000                                                0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                           95-3164466
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


         ____________________________________________________________


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

As of June 9, 2000, there were 4,584,432 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX

                                                                                                              Page No.
                                                                                                              --------
Part I  -   Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at
                  April 30, 2000 and July 31, 1999...........................................................     3

                  Consolidated Statements of Operations for the
                  Three Month and Nine Month Periods Ended April 30, 2000 and 1999...........................     4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended April 30, 2000 and 1999..................................................     5

                  Notes to Consolidated Financial Statements.................................................     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................................     9

Part II  -  Other Information

         Item 1.  Legal Proceedings..........................................................................     14

         Item 5.  Other Information..........................................................................     14

         Item 6.  Exhibits and Reports on Form 8-K...........................................................     14

                                    PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                             April 30,            July 31,
                                                                                               2000                 1999
                                                                                            -----------         -----------
                                                                                            (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                               $     5,892         $     5,343
    Marketable securities available for sale                                                      9,784              19,892
    Trade accounts receivable, less allowances of $434 and
       $430 as of April 30, 2000 and July 31, 1999, respectively                                 10,894               6,900
    Inventory (finished goods)                                                                    7,977               5,194
    Inventory (raw materials and work-in-process)                                                 1,664                 554
    Deferred income taxes                                                                           743                 604
    Prepaid expenses and other current assets                                                       495                 641
                                                                                            -----------         -----------
Total current assets                                                                             37,449              39,128
Property and equipment, net                                                                         278                 283
Other assets                                                                                      4,110               1,206
                                                                                            -----------         -----------
Total assets                                                                                $    41,837         $    40,617
                                                                                            ===========         ===========
Liabilities and stockholders' equity
Current liabilities:
    Trade acceptances payable                                                               $       982         $       133
    Accounts payable                                                                              2,178                 466
    Accrued warranty                                                                              1,235                 844
    Accrued salaries and related liabilities                                                        916                 410
    Accrued co-op advertising                                                                     1,856               1,612
    Accrued returns and allowances                                                                  480                 429
    Accrued product liability claims                                                                250                 267
    Income taxes payable                                                                             31                 272
    Other accrued expenses                                                                        1,194                 623
    Current maturities of note payable                                                              200                   -
                                                                                            -----------         -----------
Total current liabilities                                                                         9,322               5,056

Note payable, less current maturities                                                               912                   -

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                                         -                   -
    Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued and outstanding as of
      April 30, 2000 and July 31, 1999                                                                9                   9
    Common stock warrants                                                                           702                 702
    Additional paid-in capital                                                                   21,023              21,023
    Retained earnings                                                                            19,527              19,333
    Accumulated other comprehensive loss                                                         (3,193)             (2,432)
    Treasury stock, at cost, 1,025,054 shares and 512,979 shares as of
      April 30, 2000 and July 31, 1999, respectively                                             (6,465)             (3,074)
                                                                                            -----------         -----------
Total stockholders' equity                                                                       31,603              35,561
                                                                                            -----------         -----------
Total liabilities and stockholders' equity                                                  $    41,837         $    40,617
                                                                                            ===========         ===========

See accompanying notes.

                                VARIFLEX, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                  (Unaudited)

                                                     Nine months ended                   Three months ended
                                                          April 30,                           April 30,
                                                  ----------------------------        ----------------------------
                                                    2000               1999              2000             1999
                                                  ---------         ----------        ----------        ----------
Net sales                                         $  37,553         $   29,897        $   17,109        $   10,395
Cost of goods sold                                   29,210             23,106            13,032             7,997
                                                  ---------         ----------        ----------        ----------
Gross profit                                          8,343              6,791             4,077             2,398
                                                  ---------         ----------        ----------        ----------
Operating expenses:
    Selling and marketing                             3,707              3,608             1,681             1,225
    General and administrative                        5,399              3,963             2,333             1,326
                                                  ---------         ----------        ----------        ----------
Total operating expenses                              9,106              7,571             4,014             2,551
                                                  ---------         ----------        ----------        ----------
Income (loss) from operations                          (763)              (780)               63              (153)
                                                  ---------         ----------        ----------        ----------
Other income (expense):
    Loss on sale of marketable securities              (313)                 -                 -                 -
    Interest income and other                         1,270              1,517               343               471
                                                  ---------         ----------        ----------        ----------
Total other income (expense)                            957              1,517               343               471
                                                  ---------         ----------        ----------        ----------
Income before income taxes                              194                737               406               318
Provision for income taxes                                -                180                 -                 -
                                                  ---------         ----------        ----------        ----------
Net income                                        $     194         $      557        $      406        $      318
                                                  =========         ==========        ==========        ==========
Net income per share of common stock:
    Basic                                         $    0.04         $     0.09        $     0.08        $     0.06
                                                  =========         ==========        ==========        ==========
    Diluted                                       $    0.04         $     0.09        $     0.08        $     0.06
                                                  =========         ==========        ==========        ==========
Weighted average shares outstanding:
    Basic                                             5,241              5,899             5,000             5,654
                                                  =========         ==========        ==========        ==========
    Diluted                                           5,368              5,945             5,080             5,697
                                                  =========         ==========        ==========        ==========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                              Nine months ended
                                                                                  April 30,
                                                                          --------------------------------
                                                                             2000                 1999
                                                                          ----------            ----------
Operating activities
Net income                                                                $      194            $      557
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                                203                   307
    Non-cash interest charge                                                       2                     -
    Deferred income taxes                                                       (139)                 (215)
    Loss on sale of marketable securities                                        313                     2
    Loss on disposal of fixed assets                                               2
    Changes in operating assets and liabilities:
     Trade accounts receivable                                                (3,994)               (1,378)
     Inventory                                                                (3,893)                  846
     Prepaid expenses and other current assets                                   146                   731
     Trade acceptances payable                                                   849                 1,071
     Accounts payable                                                          1,712                   348
     Other current liabilities                                                 1,505                 1,048
                                                                          ----------            ----------
Net cash provided by (used in) operating activities                           (3,100)                3,317
                                                                          ----------            ----------
Investing activities
Purchases of property and equipment                                             (131)                 (106)
Proceeds from sale of assets                                                       4                     -
Gross purchases of available-for-sale securities                              (1,117)               (1,289)
Gross sales of available-for-sale securities                                  10,151                     2
Other assets                                                                  (1,867)               (1,128)
Purchase of treasury shares                                                   (3,391)               (2,295)
                                                                          ----------            ----------
Net cash provided by (used in) investing activities                            3,649                (4,816)
                                                                          ----------            ----------
Financing activities                                                               -                     -

Net increase (decrease) in cash                                                  549                (1,499)
Cash and cash equivalents at beginning of period                               5,343                 7,522
                                                                          ----------            ----------
Cash and cash equivalents at end of period                                $    5,892            $    6,023
                                                                          ==========            ==========
Cash paid during the period for:
  Interest                                                                         -                     -
  Income taxes                                                            $      378            $      512

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 1999.


Note 2.  Reclassifications

         Certain reclassifications have been made to the fiscal 1999 financial statements to conform with fiscal 2000 presentation.


Note 3.  Earnings per Share

         Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and nine month periods ended April 30, 2000 the number of shares used in the calculation of diluted earnings per share included 79,526 shares and 126,944 shares, respectively, and for the three and nine month periods ended April 30, 1999 the number of shares used in the calculation of diluted earnings per share included 42,945 shares and 46,205 shares, respectively, issuable under stock options and warrants using the treasury stock method.


Note 4.  Comprehensive Income (Loss)

         In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income
(loss), which consists of net income (loss) and other comprehensive income
(loss) for the period, amounted to ($37,000) and ($567,000), respectively, for the three and nine month periods ended April 30, 2000 and amounted to $426,000 and ($810,000), respectively, for the three and nine month periods ended April 30, 1999.

Note 5.  Segment Information

         Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that during the three months ended April 30, 2000 and 1999, it operated in only one segment.

         Sales of similar products for that segment are as follows:

                                                     Nine months ended          Three months ended
                                                         April 30,                   April 30,
                                                 -------------------------     --------------------------
                                                     2000          1999           2000           1999
                                                 ----------     ----------     ----------     -----------
                                                      (In thousands)                 (In thousands)
In-line skates                                   $   16,639     $   16,444     $    4,526     $     4,428
Canopies                                              6,288          4,339          4,100           3,170
Trampolines                                           6,117              -          5,680               -
Skateboards                                           4,748          4,765          1,458           1,346
Other                                                 5,183          5,464          2,025          1, 725
                                                 ----------     ----------     ----------     -----------
Total gross sales                                    38,975         31,012         17,787          10,669
Returns and allowances                               (1,422)        (1,115)          (680)           (274)
                                                 ----------     ----------     ----------     -----------
Total net sales                                  $   37,553     $   29,897     $   17,109     $    10,395
                                                 ==========     ==========     ==========     ===========

Note 6.  Treasury Stock

         In December 1999, the Company purchased 512,075 shares of its common stock, which were tendered as a result of a self-tender offer, at a price of $6.50 per share. Treasury stock is recorded at cost, including all fees and expenses applicable to the self-tender offer.


Note 7.  Other Assets

         In April 2000, the Company purchased a patent from KD Kanopy, Inc. which involves a collapsible canopy with a telescoping roof support structure. The Company purchased the patent for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The note was recorded at its present value of $1,110,000, based on the Company's estimated incremental borrowing rate of interest. The total cost recorded for the patent was $2,560,000.


Note 8.  Legal Proceedings

         In March 1998, the Company was served with two lawsuits entitled: (i) Mark C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles (the "Carter action") and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado (the "Lynch action"). In the Carter action, Service Merchandise Company, Inc., a customer of the Company, was also named as a defendant. In September 1998, the Company received a demand for defense and indemnification from Service Merchandise Company, Inc. with respect to the claims filed against it in the Carter action. For further details concerning these actions, please see Note 7 in the Form 10-Q filed by the Company with respect to its fiscal quarter ended January 31, 2000.

         On May 12, 2000 the Company entered into a Settlement Agreement with plaintiffs in the Carter action, pursuant to which the Carter case was dismissed with prejudice by the Court on May 22, 2000 with respect to the Company and Service Merchandise Company, Inc. Accordingly, the defense and indemnification action brought by Service Merchandise Company, Inc. against the Company has also been dismissed with prejudice.

         On April 26, 2000 the Company entered into a Settlement Agreement with plaintiffs in the Lynch action, which includes the purchase by the Company from Lynch and KD Kanopy of U.S. Patent No. 4,779,635 (see Note 7 above), pursuant to which the Lynch action was dismissed with prejudice by the Court on June 5, 2000. Under this settlement, plaintiffs' claims of infringment of U.S. Patent No. 5,224,001 were dismissed with prejudice, with no finding of infringement or non-infringment as to the Company's Quik-Shade I Product and a finding of non-infringment as to the Company's Quik-Shade II Product, and all of plaintiffs' remaining claims and the Company's counterclaims were dismissed with prejudice.

         In the Carter action, SAFECO Insurance Company of America ("SAFECO") agreed to provide the Company with a defense, subject to a reservation of rights to deny certain coverage. On September 28, 1999 SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles (the "Coverage Action"). The Coverage Action asserts a single cause of action for declaratory relief by which SAFECO seeks a declaration concerning seven different theories of defense to certain coverage liability in the Carter action. The Company answered the Coverage Action, denying its material allegations.

         On January 13, 2000, the Company tendered to SAFECO the defense of the Lynch action referenced above. On March 7, 2000 SAFECO issued a letter that denied any coverage for the Lynch action but which also agreed to provide a defense of the action, subject to a reservation of rights to deny coverage and to terminate the defense at any time.

         The disagreements between the Company and SAFECO include (a) whether SAFECO is required to cover sums paid by the Company in connection with the settlement of the Carter and Lynch claims, (b) the proper hourly rate of reimbursement for attorneys' fees incurred in the defense of the Carter and Lynch actions for which SAFECO has already reimbursed the Company and (c) whether SAFECO is required to reimburse the Company for the balance of the attorneys' fees incurred by the Company in connection with its defense of the Carter and Lynch actions. The Company intends vigorously to defend SAFECO's Coverage Action and to pursue its claims against SAFECO for all of the foregoing amounts. The Company shortly will file against SAFECO an arbitration proceeding pursuant to California Civil Code section 2860 to resolve these disputes. There can be no assurance that the Company will prevail on its claims against SAFECO or that the Company will not be required to return amounts already received from SAFECO subject to its reservation of rights. The Company does not believe that either the outcome of the Coverage Action or its other disagreements with SAFECO, or the costs to be incurred in defending the Coverage Action or pursuing its claims against SAFECO, or the efforts of management in connection with these matters, will have a material and adverse effect on the Company's business, financial condition or results of operations.

         From time to time the Company is involved in other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition or results of operations.


Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

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


         Results of Operations
         ---------------------

         Net Sales. Net sales for the third quarter of fiscal 2000 (the quarter
         ----------
ended April 30, 2000) totaled $17,109,000 compared to $10,395,000 for the third quarter of fiscal 1999, representing an increase of $6,714,000, or 65%. For the nine months ended April 30, 2000, net sales totaled $37,553,000 compared to $29,897,000 for the corresponding period of the prior year, representing an increase of $7,656,000, or 26%. The increase in net sales for the third quarter and the nine months primarily resulted from increases in sales of the Company's canopies, recreational safety helmets, and trampolines (a new product introduced in the fourth quarter of fiscal 1999), offset by decreases in sales of yo-yo's and snowboards. Net sales were also adversely affected by competitive pressures on in-line skates, which caused sales prices to decline in this product category.

The following table shows the Company's major product categories as a percentage of total gross sales:

                                                    Quarter Ended April 30,        Nine Months Ended April 30,
                                                       2000          1999               2000            1999
                                                       ----          ----               ----            ----
      In-line skates                                    26%           42%                43%             53%
      Canopies                                          23%           30%                16%             14%
      Trampolines                                       32%            -                 16%              -
      Skateboards and scooters                           8%           13%                12%             17%
      Recreational safety helmets                        9%            5%                 8%              5%
      Athletic protective equipment                      2%            1%                 3%              2%
      Yo-yo's                                            -             9%                 1%              6%
      Snowboards                                         -             -                  1%              3%
      Other                                             (*)           (*)                (*)             (*)
                                                       ---           ---                ---             ---

           Total                                       100%          100%               100%            100%
                                                       ===           ===                ===             ===

         ---------------------

         (*) Less than one-half of one percent.

         Gross Profit. Gross profit for the third quarter of fiscal 2000 totaled
         ------------
$4,077,000, compared to $2,398,000 for the third quarter of fiscal 1999, an increase of $1,679,000, or 70%. The Company's gross margin was 23.8% of net sales for the quarter ended April 30, 2000, compared to 23.1% for the quarter ended April 30, 1999. The increase in gross margin percentage was primarily the result of the increased sales of the higher margin canopies, recreational safety helmets and trampolines, offset to a lesser degree by increases in ocean freight costs and decreases in sales prices of in-line skates as discussed above. Gross margin was 22.2% for the nine months ended April 30, 2000, compared to 22.7% for the nine months ended April 30, 1999. The decrease in gross margin was primarily due to increases in ocean freight costs and decreases in sales prices of in-line skates due to competitive pressures as discussed above, offset to a lesser degree by the increased sales of the higher margin canopies, recreational safety helmets and trampolines. The Company's gross margin of 23.8% for the third quarter of fiscal 2000 represents an increase from 21.5% for the quarter ended January 31, 2000. There can be no assurance that the Company can continue to increase or maintain sales of higher margin products and to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for in-line skates in order to sustain or improve present gross profit margins.

         Operating Expenses. The Company's selling and marketing expenses
         ------------------
totaled $1,681,000 for the third quarter of 2000, compared to $1,225,000 in the third quarter of 1999, an increase of $456,000 or 37%. Selling and marketing expenses for the third quarter of fiscal 2000 thus amounted to 9.8% of net sales, compared to 11.8% during the third quarter of fiscal 1999. For the nine months ended April 30, 2000, selling and marketing expenses totaled $3,707,000 compared to $3,608,000 for the corresponding period of the prior year, representing an increase of $99,000 or 3%. Selling and marketing expenses for the first nine months of fiscal 2000 thus amounted to 9.9% of net sales, compared to 12.1% during the first nine months of fiscal 1999. The increase in the dollar amount for both the third quarter and first nine months of fiscal 2000 was primarily due to increases in sales commission expense. The decrease as a percentage of net sales for both the third quarter and first nine months of fiscal 2000 was primarily due to decreases in advertising and promotional expenses and the result of certain other expenses that are basically fixed in amount and are not directly related to the increased net sales discussed above.

         General and administrative expenses totaled $2,333,000 in the third quarter of 2000, compared to $1,326,000 in the third quarter of 1999, an increase of $1,007,000, or 76%. General and administrative expenses for the third quarter of 2000 amounted to 13.6% of net sales, compared to 12.8% during the third quarter of 1999. For the nine months ended April 30, 2000, general and administrative expenses totaled $5,399,000 compared to $3,963,000 for the corresponding period of the prior year, representing an increase of $1,436,000, or 36%. General and administrative expenses for the first nine months of fiscal 2000 amounted to 14.4% of net sales, compared to 13.3% during the first nine months of fiscal 1999. These increases in both the third quarter and first nine months of fiscal 2000 was primarily due to an increase in expenses related to the legal proceedings described in Note 8 in the notes to the consolidated financial statements, and to a lesser extent to an increase in product development expenses, offset by an insurance recovery related to prior fiscal years.

         Other Income (Expense). Other income totaled $343,000 in the third
         -----------------------
quarter of 2000, compared to $471,000 in the third quarter of 1999, a decrease of $128,000 or 27%. For the nine months ended April 30, 2000, other income totaled $957,000 compared to $1,517,000 for the corresponding period of the prior year, a decrease of $560,000 or 37%. The decrease in other income for the third quarter of fiscal 2000 was primarily due to decreased interest income as a result of the Company having a reduced amount of marketable securities. The decrease in other income for the nine months of fiscal 2000 was primarily due to realized losses from the sale of marketable securities and to decreased interest income due to the reduced amount of the marketable securities.

         Provision for Income Taxes. There is no provision for income taxes for
         ---------------------------
the third quarter and first nine months of fiscal 2000 due to changes in the valuation allowance. No provision for income taxes was recorded for the third quarter of fiscal 1999. A provision for income taxes of $180,000 was recorded for the first nine months of fiscal 1999. At April 30, 2000 the Company has a valuation allowance of approximately $2.2 million against its net deferred tax assets. To the extent that the Company generates sufficient income in the future, the valuation allowance may be reversed as a reduction of income tax expense and thereby reduce the effective tax rate.

         Liquidity and Capital Resources
         -------------------------------

         The Company has a credit agreement, as amended March 2000, with a major bank providing a $8,000,000 revolving line of credit for the issuance of commercial letters of credit. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants, which the Company must satisfy.

         Cash and marketable securities available for sale totaled $15,676,000 as of April 30, 2000, compared to $25,235,000 as of July 31, 1999. Net working capital as of April 30, 2000 was $28,127,000, compared to $34,072,000 as of July 31, 1999, and the Company's current ratio was 4.0:1 as of April 30, 2000, compared to 7.7:1 as of July 31, 1999. The decreases in working capital and current ratio were primarily due to the use of approximately $10,000,000 of proceeds from the sale of marketable securities for the purchase of treasury stock (as described in Note 6 in the notes to consolidated financial statements), for the purchase of the patent (as described in Note 7 in the notes to consolidated financial statements) and for working capital purposes. The Company expects that it will sell marketable securities, for working capital purposes, during the fourth quarter which are anticipated to result in additional realized losses.

         Increases in inventory were primarily a result of orders received from one customer for trampoline systems aggregating approximately $6.2 million in sales. Such sales began in the third quarter of fiscal 2000 and are expected to be completed in the fourth quarter of fiscal 2000. The arrangements with this customer include an agreement on the part of the Company to indemnify the customer for certain occurrences and could result in a requirement that the Company buy back any unsold trampoline systems (at average retail price sold) if the customer is required to stop selling these products.

         The Company had long-term debt of $912,000 as of April 30, 2000, compared to no long-term debt as of July 31, 1999, with the difference due to the acquisition of a patent described in Note 7 in the notes to the consolidated financial statements. The Company had net stockholders' equity of $31,603,000 as of April 30, 2000, compared to $35,561,000 as of July 31, 1999, with the difference due to the purchase of treasury stock described above, operating results for the nine months ended April 30, 2000, and a decrease in accumulated other comprehensive income due to unrealized losses on investments in marketable securities.

         In May 2000 the Company, in a private sale transaction, purchased an aggregate of 415,911 shares of its common stock for an aggregate of $2,250,079 pursuant to an unsolicited offer to sell received by the Company.

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

                                    PART II
                               OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           See Note 8 to Notes to Consolidated Financial Statements included in
           Part I of this Form 10-Q, which is incorporated herein by this reference.


Item 5.    Other Information
           -----------------

           In May 2000 the Company, in a private sale transaction, purchased an aggregate of 415,911 shares of its common stock for an aggregate of $2,250,079 pursuant to an unsolicited offer to sell received by the Company.


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

                                VARIFLEX, INC.




June 14, 2000     /s/ Raymond H. Losi II
                  ----------------------------------------------------------
                      Raymond H. Losi II
                      Chief Executive Officer (Principal Executive Officer)



June 14, 2000     /s/ Roger M. Wasserman
                  ----------------------------------------------------------
                      Roger M. Wasserman
                      Chief Financial Officer (Principal Financial and Accounting Officer)