Form 10-K
period 2000-07-31
VARIFLEX INC
filed 2000-10-30
CIK 921366

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2000             Commission File No.: 0-24338

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

                            ______________________
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share

                            ______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 2, 2000 was approximately $5,427,000 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Shares of $.001 par value Common Stock outstanding at October 2, 2000:
4,584,432 shares.
                             ______________________

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on December 1, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                    PART I

Item 1.  Business.

      Statements in this Annual Report on Form 10-K as well as oral statements that may be made by Variflex, Inc. (the "Company") or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, trend analysis and other information contained in this Form 10-K relative to markets for the Company's products and trends in net sales, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive; the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost; uncertainty regarding the consumer response to the recall of certain of the Company's X Games helmets which did not comply with all applicable Consumer Products Safety Commission standards; and uncertainty regarding the reactions of the retailers to the recall. In addition, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Actual results of operations may differ materially from those contained in the forward-looking statements. For a discussion of factors that might cause such a difference, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors That Could Affect Operating Results. "

  (a) General Development of Business.

      The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, scooters, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, portable instant canopies, and springless trampolines. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

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

      The Company's in-line roller skates generally consist of a molded polymer boot with a wheel chassis attached to the bottom of the boot, and high density polyurethane wheels mounted on bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner which increases comfort. The wheel chassis is, depending on the model, made of either fiberglass-filled nylon, aluminum, or various plastics. Each chassis holds three or four wheels mounted in line, and each pair of skates has either one or two brakes mounted on the rear of the chassis.

      The Company also markets skateboards, scooters, and skoot skates. The Company presently offers different models of skateboards under the Variflex(R) and Static(R) brands, different models of scooters under the Variflex(R) brand, and various models of the Variflex Skoot Skate, which is a skateboard with a removable handle for young children and beginners. Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards.

      The Company has developed and markets its Quik Shade(R) instant canopy, designed to offer portable shade and shelter for a variety of uses with the convenience of easy set-up and take-down. The Company presently offers multiple models of the Quik Shade(R) and a line of Quik Shade(R) accessories.

     The Company also markets a line of recreational protective helmets. Different helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has adult helmet models, young adult models, youth models, child models and toddler models. Each model features ventilated aerodynamic designs with adjustable straps, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors using either a process of injecting a polyurethane foam or expanded polystyrene
(EPS) to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. These helmets currently meet or exceed the applicable standards of the American Society for Testing and Materials (ASTM) or the Consumer Product Safety Commission (CPSC). In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable CPSC standards.

     During 1999, the Company entered into an exclusive license agreement with Product Resource and Development, Inc. to manufacture and market a springless trampoline that uses an elastic material to provide the bounce and lift. The agreement gives the Company worldwide rights to the patented technology. The trampolines are being sold under the Airzone(TM) and Ultraflex brands. Additionally, the Company markets trampoline enclosures and trampoline covers.

     The Company, during 1999, entered into a license agreement to produce a line of in-line skates, accessories, snowboards, helmets, yo-yo's, and skateboards under the "X Games" brand.

     During 1999, the Company terminated its exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name.

     During 1998, the Company sold the assets of the manufacturing operation of its wholly-owned subsidiary, Static Snowboards, Inc., and closed the manufacturing factory, and is sourcing snowboards from independent contractors.

     For the fiscal years ended July 31, 2000, 1999, and 1998, these products comprised the following percentages of the Company's total gross sales:

                                                                    2000           1999           1998
                                                                    ----           ----           ----
       In-line skates                                                36%            51%            56%
       Canopies                                                      18%            18%             9%
       Trampolines                                                   16%             -              -
       Skateboards and scooters                                      15%            15%            18%
       Recreational protective equipment and helmets                 13%             7%            12%
       Snowboards                                                     1%             2%             5%
       Yo-yo's                                                        1%             6%             -
       Other                                                         (*)             1%            (*)
                                                                    ----           ----           ----
       Total                                                        100%           100%           100%
                                                                    ====           ====           ====

___________________________________
(*)  Less than one-half of one percent.

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

     During 2000, the Company introduced a line of mini-scooters, with initial shipments made in the fourth quarter of 2000.

     Also during 2000, the Company introduced additional models of its Airzone(TM) springless trampoline and its Ultraflex brand springless trampoline, as well as trampoline enclosures and accessories.

     During 2000, the Company introduced additional models of its Quik Shade(R) portable instant canopy. A U.S. Patent was issued for the Quik Shade(R) during 1998.

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

     The Company holds or has pending certain design patents and utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R), Static(R), Quik Shade(R) and Airzone(TM) trademarks in the United States, and has secured a worldwide watch to alert the Company to any unauthorized use in any other parts of the world. Registration of various other trademarks for the Company's products are pending. In fiscal 1999, the Company entered into (1) an exclusive license agreement to manufacture and market a springless trampoline and (2) a license agreement to produce "X Games"-identified merchandise.

     (5)  Major customers.

     The Company had three customers which have each individually accounted for more than 10% of the Company's sales in one or more of the past three fiscal years: the Kmart Corporation, based in Detroit, Michigan; Target Stores, based in Minneapolis, Minnesota; and Toys "R" Us, Inc., based in Paramus, New Jersey. Collectively, sales to Kmart, Target, and Toys "R" Us represented approximately 64%, 59%, and 57% of the Company's total gross sales for the fiscal years ended July 31, 2000, 1999, and 1998, respectively.

     (6)  Backlog.

     The Company had approximately $15,526,000 in unfilled purchase orders as of September 30, 2000, compared to approximately $2,438,000 as of September 30, 1999. The Company believes that substantially all of these unfilled orders are firm and will be filled in the 2001 fiscal year. Of the backlog as of September 30, 2000, approximately $10,247,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $5,279,000 of the backlog at September 30, 2000 represents fall booking orders of products on hand to be shipped at future dates.

     (7)  Government contracts.

     The Company has no United States or foreign government contracts.

     (8)  Competition.

     The principal competitive factors in each of the Company's product categories are price and performance. With respect to in-line skates in particular, the main areas of difference in product performance are in the weight and strength of the boot and frame, the hardness of the wheels, and the quality of the wheel bearings. The Company offers a 60-day warranty on its products with the exception of the recreational helmets, and the Quik Shade(R) instant canopy where a one year warranty is offered and the Airzone(TM) trampoline where a tiered warranty averaging two years is offered. Beyond such warranty, the Company does not offer service on its products, and does not believe that is an important competitive factor.

     Independent research indicates that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of recreational protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational helmet mass market. For instant canopies, the Company's primary competitors are International E-Z Up, Inc. and Enviroworks, Inc. For trampolines, the Company's primary competitors are Jumpking, Inc. and Hedstrom. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

     (9)  Research and development.

     Estimated research and development expenses for Company-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques were not material in fiscal 2000, fiscal 1999, and fiscal 1998.

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

     (11) Employees.

     As of July 31, 2000, the Company employed approximately 88 full-time employees. None of the Company's employees are represented by unions.

Item 2.  Properties.

     The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also subleases in an immediately adjacent building approximately 27,000 square feet consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2005 and June 30, 2001, respectively, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on commercially satisfactory terms. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

     The Company's subsidiary, Static Snowboards, Inc., leased a facility of approximately 30,000 square feet, located in Huntington Beach, California which expired September 30, 2000. With the closure of the Static manufacturing operation, the Company had sublet this facility.

     Management believes that the Company's present facilities will be adequate for the near future.

Item 3.  Legal Proceedings.

     In March 1998, the Company was served with two lawsuits entitled: (i) Mark
C. Carter and International E-Z Up, Inc. v. Variflex, Inc. and Service Merchandise Co., Inc. (Case No. 98-0167 WJR (RNBx)) in the United States District Court for the Central District of California in Los Angeles (the "Carter action") and (ii) James P. Lynch and KD Kanopy, Inc. v. Variflex, Inc. (Civil Action No. 98-D-477) in the United States District Court of Colorado (the "Lynch action"). In the Carter action, Service Merchandise Company, Inc., a customer of the Company, was also named as a defendant. The Complaint in the Carter action alleged, among other things, that the Company's Quik Shade(R) product infringed a patent owned by the plaintiff which plaintiff used in a competing instant set-up, collapsible canopy product, and infringes plaintiff's trade dress, and (b) prayed for unspecified monetary damages, treble damages, punitive damages, costs and attorney's fees, an injunction and the destruction of all allegedly infringing products. The Complaint in the Lynch action (a) alleged that the Company's Quik Shade(R) product infringed two patents owned by that plaintiff and (b) prayed for an accounting, general damages, treble damages, an injunction and costs and attorney's fees. The Company filed an answer in both lawsuits denying the allegations of the Complaints and filed counterclaims in both lawsuits seeking declarations of patent invalidity and non-infringement as to the plaintiffs' patents, as well as damages against the plaintiffs for alleged antitrust violations and restitution for unfair competition violations.

     In September 1998, the Company received a demand for defense and indemnification of Service Merchandise Company, Inc. The Company agreed to indemnify and defend Service Merchandise Company, Inc.

     On May 12, 2000 the Company entered into a Settlement Agreement with plaintiffs in the Carter action, pursuant to which that action was dismissed with prejudice by the Court on May 22, 2000 with respect to the Company and Service Merchandise Company, Inc. Accordingly, the defense and indemnification action brought against Service Merchandise Company, Inc. has also been dismissed with prejudice.

     On April 26, 2000 the Company entered into a Settlement Agreement with plaintiffs in the Lynch action, which included the purchase by the Company from Lynch and KD Kanopy of U.S. Patent No. 4,779,635 for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The Lynch action was dismissed with prejudice by the Court on June 5, 2000. Under this settlement, plaintiff claims of infringement of U.S. Patent No. 5,224,001 were dismissed with prejudice, with no finding of infringement or non-infringement as to the Company's Qui-Shade I Product and a finding of non-infringement as to the Company's Quik-Shade II Product, and all of plaintiffs' remaining claims and the Company's counterclaims were dismissed with prejudice.

     In the Carter action, SAFECO Insurance Company of America ("SAFECO") agreed to provide the Company with a defense, subject to a reservation of rights to deny certain coverage. On September 28, 1999, SAFECO filed, and on October 11, 1999 caused to be served on the Company, a Complaint for Declaratory Relief entitled SAFECO Insurance Company of America vs. Variflex, Inc., et al., (Case No. BC217286) in the Superior Court of the State of California for the County of Los Angeles (the "Coverage Action"). The complaint in the Coverage Action asserted a single cause of action for declaratory relief by which SAFECO sought a declaration concerning seven different theories of defense to certain coverage liability in the Carter action. The Company answered the complaint in the Coverage Action, denying its material allegations and asserted several affirmative defenses.

     On January 13, 2000, the Company tendered to SAFECO the defense of the Lynch action referenced above. On March 7, 2000, SAFECO issued a letter that denied any coverage for the Lynch action but which also agreed to provide a defense of the action, subject to a reservation of rights to deny coverage and to terminate the defense at any time.

     On June 27, 2000, the Company instituted an arbitration proceeding against SAFECO pursuant to California Civil Code Section 2860 concerning the disputed matter of reimbursement of attorneys' fees, costs, expert witness fees and other defense expenses in connection with both the Lynch and Carter actions ("the Fee Arbitration").

     Following the settlement and dismissal of the Carter and Lynch actions, the Company on September 18, 2000, filed a Cross-Complaint against SAFECO for claims arising out of the Carter and Lynch actions. The Cross-Complaint (i) alleges breach of contract, tortious breach of the Covenant of Good Faith and Fair Dealing (as to the Carter action), and Unfair Business Practices under Section
(S) 17200 of the California Business and Professions Code (as to the Carter action) and (ii) seeks declaratory relief. On September 19, 2000, SAFECO filed a First Amended Complaint for (1) declaratory relief, (2) reimbursement of attorneys' fees and costs, and (3) reimbursement of indemnification as to both the Carter and Lynch actions.

     On October 24, 2000, the Company and SAFECO entered into A Settlement Agreement with respect to all claims and cross-claims in the Coverage Action and the Fee Arbitration, whereby each party released the other party from any further liability with respect to these actions. Pursuant to the terms of this confidential Settlement Agreement, SAFECO made a cash payment to the Company in consideration for the Company releasing all claims that it had against SAFECO with respect to both the Carter and Lynch actions.

     On March 17, 2000, plaintiff Rocco Attolico, a former employee of the Company, filed a complaint in the Superior Court of the State of California for the County of Ventura (Case No. SC026211) (the "Attolico action"), against the Company, the President of the Company, a Vice President of the Company, and Does 1 through 50, inclusive. The complaint was subsequently amended on June 29, 2000. This lawsuit arises out of the termination of the plaintiff's employment by the Company. The first amended complaint in the Attolico action (a) alleges against the Company, among other things, racial discrimination, harassment, and retaliation in employment, retaliation for whistle blowing, wrongful termination, intentional infliction of emotional distress, negligent investigation, defamation, and unfair competition and (b) alleges against the Company's President and Vice President, among other things, intentional and negligent infliction of emotional distress, defamation, and unfair competition.

     The first amended complaint notes that, and alleges that, (i) on November 5, 1999, the Moorpark, California Police Department arrested and booked plaintiff on the charge of embezzlement and (ii) the Ventura County District Attorney's office has failed to file a complaint against plaintiff.

     The first amended complaint also alleges in substance that plaintiff was terminated because he allegedly complained that (a) the Company improperly filled customer orders and (b) a member of senior management of the Company engaged in conduct which benefited him personally at the expense of the Company. Plaintiff also alleges that the Company's President and Vice President, among others, told the Moorpark, California Police Department false information alleging embezzlement by plaintiff.

     In his Statement of Damages, plaintiff claims damages in the amount of $1.7 million and punitive damages in the amount of $1 million. Plaintiff also seeks treble damages, attorney's fees and costs.

     The first amended complaint was served upon the defendants on July 28, 2000. On August 9, 2000, the Company tendered the defense and coverage of the Attolico action to its primary insurance carrier who subsequently accepted the tender. The Company's insurance policy with its primary insurance carrier affords limits of liability for covered losses in the amount of $2 million and a $25,000 retention. On September 11, 2000, the defendants filed an answer to the plaintiff's first amended complaint denying the allegations of the first amended complaint. The defendants believe that the plaintiff's claims are without merit and plan to vigorously defend the lawsuit. The Company does not believe that either the outcome of the Attolico action, or the costs to be incurred in defending the Attolico action, or the efforts of management in connection with this matter, will have a material adverse effect on the Company's business, financial condition or results of operations.

     From time to time, the Company is involved in other claims and lawsuits arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 2000.

     Executive Officers and Directors of the Company

     The following sets forth the names and ages of executive officers and directors of the Company as of October 30, 2000, in addition to information regarding their positions with the Company, their periods of service in such positions, and their business experience for the past five years.

Name and Age of                Current Positions with Company and Principal
Executive Officer              Occupations for the Past Five Years
--------------------------------------------------------------------------------
Mark S. Siegel                 Chairman of the Board and Director since November
 Age 49                        1997; Secretary of the Company since July 2000;
                               President of REMY Investors & Consultants, Inc., a private investment and financial management company, and its affiliates (collectively,
                               "Remy") since its founding in 1993.

Raymond H. Losi, II            Chief Executive Officer since November 1997;
 Age 48                        Chief Operating Officer of the Company since
                               January 1992; Director of the Company since 1985;
                               President of the Company from 1992 to August
                               1998; Vice President of Procurement for the
                               Company from 1984 to January 1992; Director of
                               Product Development for the Company since its inception in August 1977. Mr. Losi is the son of Raymond H. Losi, who is a director of the Company.

Steven L. Muellner             President of the Company since August 1998;
 Age 50                        President and Co-Chief Executive Officer of
                               Applause Enterprises, a gift and toy company, from July 1996 to May 1998; Executive Vice
                               President, Sales and Marketing for Caradon Doors
                               & Windows, Ltd., a door and window manufacturing company, from January 1995 to June 1996.

Roger M. Wasserman             Chief Financial Officer of the Company since May
 Age 59                        1998 and Treasurer of the Company since June
                               1998; Controller of several divisions of Kellwood
                               Company, a major apparel wholesaler and
                               distributor, from July 1995 to May 1998.

Paula Coffman                  Vice President of Operations since April 1999;
 Age 36                        Vice President of Administrative Services for the
                               Company from January 1993 to April 1999; Product and Sales Planning Manager for the Company from December 1991 to January 1993.

Warren F. Marr                 Vice President of Sales for the Company since
 Age 59                        January 1990.

Kenneth N. Berns               Director of the Company since October 1998;
 Age 40                        Secretary of the Company from October 1998 to
                               July 2000; Employed by Remy since December 1994.

Michael T. Carr                Director of the Company since March 1998; Vice
 Age 47                        President Business Development of forestfactory,
                               inc., an internet solutions for commercial paper company, since May 2000; President and Chief
                               Executive Officer of Weider Publications, Inc., a publisher of several consumer magazines and specialty publications, from April 1990 to April
                               1999.

Loren Hildebrand               Director of the Company since February 1994;
 Age 61                        President of Creative Consultants, which provides
                               consulting services to the toy industry, since
                               1992; Executive Vice President of Lewis Galoob
                               Toys, Inc., toy manufacturer, from May 1994 to September 1997.


Raymond H. Losi                Director of the Company since its inception in
 Age 77                        August 1977; Chairman of the Board from 1977
                               until November 1997; Chief Executive Officer of the Company from August 1989 until November 1997;
                               President of the Company from 1977 until August
                               1989. Mr. Losi is the father of Raymond H. Losi
                               II, who is an officer and director of the Company.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

  (a)  Market Information.

       The high and low last sale prices for the Company's Common Stock, as reported on the Nasdaq National Market, during each of the quarters of the fiscal years ended July 31, 1999 and 2000 were as follows (per share):

                                               High          Low
                                               ----          ---
          Quarter ended:
            October 31, 1998                   5/1/8/          4/1/8/
            January 31, 1999                       6           4/3/4/
            April 30, 1999                         6           4/1/2/
            July 31, 1999                      6/1/2/          4/1/2/
            October 31, 1999                  6/7/16/          5/1/8/
            January 31, 2000                   6/3/8/          5/3/8/
            April 30, 2000                     6/1/4/          4/1/2/
            July 31, 2000                          6           4/5/8/

       The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX." As of October 2, 2000, the closing sale price of the Company's Common Stock on the Nasdaq National Market was $5.5625.

  (b)  Holders.

  There were 97 holders of record of the Company's Common Stock on October 2, 2000.

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

Item 6.  Selected Financial Data.

       The following selected consolidated financial data with respect to the Company's consolidated financial position as of July 31, 2000 and 1999 and results of operations for the years ended July 31, 2000, 1999, and 1998 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company's consolidated financial position as of July 31, 1998, 1997, and 1996 and results of operations for the years ended July 31, 1997 and 1996 has been derived from the Company's audited consolidated financial statements, which are not presented in this Annual Report.

                                                          (In thousands, except per share data)
                                                    ------------------------------------------------
                                                         2000      1999     1998      1997      1996
                                                      -------   -------  -------   -------   -------
Operations Data:
   Net sales                                          $55,201   $37,370  $43,148   $51,661   $72,379
   Pre-tax income (loss)                               (1,983)      983   (2,704)   (3,083)      680
   Net income (loss)                                   (1,983)      803   (3,488)   (1,805)      564
   Net income (loss) per share:
      Basic                                            ($0.39)  $  0.14   ($0.58)   ($0.30)  $  0.09
      Diluted                                          ($0.39)  $  0.14   ($0.58)   ($0.30)  $  0.09
   Weighted average shares outstanding:
      Basic                                             5,092     5,817    6,025     6,025     6,025
      Diluted                                           5,092     5,860    6,025     6,025     6,039

Balance Sheet Data:
   Total assets                                       $43,217   $40,617  $44,755   $47,893   $49,405

   Working capital                                     27,192    34,072   39,283    40,210    28,346
   Long-term obligations                                  942         -        -         -         -
   Stockholders' equity                                30,369    35,561   39,872    43,100    44,812

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

Results of Operations

       Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

       Net Sales. Net sales for the fiscal year ended July 31, 2000 totaled $55,201,000, an increase of $17,831,000, or 48% from fiscal 1999 net sales of $37,370,000. Significant increases in volume with respect to the Company's skateboard and scooter, recreational protective equipment and helmet, instant canopy, and trampoline categories, were the primary factors leading to the increase in total sales.

       With respect to in-line skates, gross sales for fiscal 2000 totaled $20,625,000, an increase of approximately $749,000, or 4%, compared to fiscal 1999, as unit volume in fiscal 2000 totaled 1,517,000 units, an increase of approximately 177,000 units, or 13%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $13.60 during fiscal 2000, compared to $14.83 for fiscal 1999. This sales price decline was primarily due to competitive pressures in this product category.
The increase in sales was primarily due to additional sales volume of lower price in-line skates.

       Gross sales of skateboards and scooters during fiscal 2000 totaled $8,923,000, an increase of approximately $3,156,000, or 55%, compared to fiscal 1999, on total volume of 675,000 units, an increase of approximately 183,000 units, or 37%. The increase was primarily due to an industry-wide increase in consumer demand for skateboards and mini-scooters.

      Gross sales for recreational protective equipment and helmets during fiscal 2000 totaled $7,489,000, an increase of approximately $4,805,000 or 179%, compared to fiscal 1999 (in which period the Company separately reported athletic protective equipment and recreational safety helmets), as unit volume in fiscal 2000 was 891,000 units, an increase of approximately 533,000 units or 149%. The Company's increase in sales of these products was primarily related to the increase in sales of in-line skates and skateboards and scooters, as well as to additional sales volume of combination packages of aggressive skater helmets with protective equipment.

      Gross sales of portable instant canopies during fiscal 2000 totaled $10,540,000, an increase of approximately $3,456,000, or 49%, compared to fiscal 1999, on total volume of 130,000 units, an increase of approximately 46,000 units, or 55%. The increase in Quik Shadeo(R) instant canopy sales was primarily due to increased distribution in major home improvement chains, regional mass merchandisers and major sporting goods chains, as well as an industry-wide increase in consumer demand for portable instant canopy products.

      Gross sales of snowboards and snowboarding accessories, such as bindings, leashes, and miscellaneous apparel items, during fiscal 2000 totaled $411,000, a decrease of approximately $532,000, or 56%, compared to fiscal 1999, while unit volume of snowboards decreased approximately 11,200 units, or 48%, to a total of 12,200 units during fiscal 2000. The decrease in snowboard and snowboarding accessories sales was primarily due to the Company's decision to reduce emphasis in this product category and to terminate its exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name during 1999.

      Gross sales of yo-yo's during fiscal 2000 totaled $432,000, a decrease of approximately $1,719,000, or 80%, compared to fiscal 1999. The decrease was primarily due to an industry-wide decline in consumer demand compared to the prior year.

      Gross sales of trampolines totaled $9,065,000 during fiscal 2000, which was the Company's first full year in this product category. This unique springless product was introduced in the fourth quarter of fiscal 1999 with sales of only $55,000. Approximately $6,200,000 of the fiscal 2000 sales increase was due to orders received from one customer from which repeat orders are not expected to be received in fiscal 2001.

      Sales to the Company's four largest accounts during fiscal 2000 represented 69% of the Company's gross sales in fiscal 2000, compared to 69% for the four largest accounts during fiscal 1999.

      By product category, in-line skates and recreational protective equipment and helmets accounted for 36% and 13%, respectively, of the Company's total gross sales during fiscal 2000, compared to 51% and 7%, respectively, during fiscal 1999. Skateboards and scooters accounted for 15% of the Company's total gross sales during fiscal 2000 and 1999. Portable instant canopies represented 18% of total gross sales during 2000 and 1999. Snowboards and snowboarding accessories represented 1% of total gross sales during fiscal 2000, compared to 2% in fiscal 1999. Yo-yo's represented 1% of total gross sales during 2000, compared to 6% in the prior year. Trampolines represented 16% of total gross sales during 2000, the first full year of sales.

      Gross Profit. Gross profit for the fiscal year ended July 31, 2000 increased by $4,812,000 compared to the fiscal year ended July 31, 1999, representing a 64% increase. The Company's gross profit margin as a percentage of net sales was 22.3% in fiscal 2000, compared with 20.1% in fiscal 1999. The increase in gross margin percentage was due to several factors, including the impact of increased sales of the higher margin Quik Shade(R) canopies, recreational protective equipment and helmets, and trampolines, offset to a lesser degree by increases in ocean freight costs and decreases in sales prices of in-line skates as discussed above. There can be no assurance that the Company can continue to increase or maintain sales of higher margin products and to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for in-line skates in order to sustain or improve present gross profit margins.

      Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 2000 totaled $12,163,000, or 22.0% of net sales. Operating expenses for fiscal 1999 were $8,613,000, or 23.0% of net sales.

      Selling and marketing expenses increased by $1,117,000, or 27%, to $5,235,000 for fiscal 2000 compared to fiscal 1999. Selling and marketing expenses for fiscal 2000 amounted to 9.5% of net sales, compared to 11.0% in the prior year. The increase in dollar amount was primarily due to increases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and increased correspondingly with the higher sales level described in the Net Sales section, partially offset by a decrease in promotional advertising expense. The decrease as a percentage of net sales was primarily due to decreases in promotional advertising expense and the result of certain other expenses that are basically fixed in amount and are not directly related to the higher sales level.

      General and administrative expenses increased by $683,000, or 15%, to $5,178,000 for fiscal 2000 compared to fiscal 1999. General and administrative expenses for fiscal 2000 amounted to 9.4% of net sales, compared to 12.0% in fiscal 1999. The increase in dollar amount was primarily due to an increase in expenses, net of insurance recoveries, related to the legal proceedings described in "Item 3. Legal Proceedings," and to a lesser extent to an increase in product development expenses, consulting fees and bonus expense.

      In fiscal 2000, the Company recorded an estimated product recall charge of $1,750,000 relating to the voluntary recall of certain of its X Games helmets which did not comply with all applicable Consumer Product Safety Commission standards.

      Other Income (Expense). Other income (expense) for the fiscal year ended July 31, 2000 was $(2,130,000), a decrease of $4,228,000, or 202%, compared to fiscal 1999. This decrease was primarily due to realized losses from the sale of marketable securities and to a lesser extent to decreased interest income due to the reduced amount of the marketable securities.

      Provision for Income Taxes. There is no provision for income taxes for fiscal 2000 due to reductions in the valuation allowance. The Company's effective tax rate for fiscal 1999 is less than the federal statutory rate due to changes in the valuation allowance.

      Recent Results. Net sales for the three months ended July 31, 2000, which represents the fourth quarter of the Company's fiscal year, were $17,648,000, an increase of 136%, compared to $7,473,000 for the corresponding period of the prior year. For the quarter, sales of in-line skates, skateboards and scooters, recreational protective equipment and helmets, and instant canopies were up approximately $553,000 or 16%, $3,550,000 or 568%, $2,667,000 or 505%, and
$1,507,000 or 55%, respectively, in comparison to the fourth quarter for the prior year, while sales of snowboards and yo-yo's were not significant. Sales of trampolines for the fourth quarter of fiscal 2000 totaled approximately $2,950,000 compared to approximately $50,000 during the corresponding period of the prior year. These fourth quarter fluctuations were due to similar factors as discussed above in the year-over-year comparisons for each of these product categories.

      The Company's net loss for the quarter ended July 31, 2000 was $(2,177,000) or $(0.47) per share, compared with net income of $246,000, or $0.04 per share for the corresponding period of the prior year. The decrease in income was primarily due to the product recall charge recorded in the quarter, realized losses from the sale of marketable securities, decreased interest income due to the reduced amount of marketable securities, and increased sales commission and co-op advertising expenses, offset to a lesser extent by the insurance recoveries described in "Item 3. Legal Proceedings," increased gross profit as a result of the increased net sales discussed above, and the higher margin sales product mix for the quarter ended July 31, 2000 versus the quarter ended July 31, 1999.

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

      With respect to in-line skates, gross sales for fiscal 1999 totaled $19,876,000, a decrease of approximately $5,050,000, or 20%, compared to fiscal 1998, as unit volume in fiscal 1999 totaled 1,340,000 units, a decrease of approximately 167,000, or 11%. The average price per unit (gross revenues divided by units sold) of the Company's in-line skates was approximately $14.83 during fiscal 1999, compared to $16.54 for fiscal 1998. The decrease in in-line skate sales was primarily due to the fact that Kmart Corporation, which accounted for approximately $1,900,000 of the Company's gross sales for fiscal 1998 accounted for no sales for fiscal 1999, and was no longer a major customer for the Company's in-line skates and skateboards, and a reduction in in-line skate sales to Sears, Roebuck and Co. of approximately $2,300,000 between fiscal 1999 and fiscal 1998, since Sears exited the in-line skate business during fiscal 1999.

      Gross sales for athletic protective equipment during fiscal 1999 totaled $758,000, a decrease of approximately $1,415,000, or 65%, compared to fiscal 1998, as unit volume in fiscal 1999 was 108,000 units, a decrease of approximately 333,000, or 76%. The Company's decline in sales of these products was directly related to the direct sourcing of athletic protective equipment by the Company's larger customers.

      Gross sales of skateboards and scooters during fiscal 1999 totaled $5,767,000, a decrease of approximately $1,990,000, or 26%, compared to fiscal 1998, on total volume of 492,000 units, a decrease of approximately 86,000, or 15%. The decrease was primarily due to an industry-wide decline in consumer demand compared to the prior year, as well as a reduction in skateboard sales to Kmart Corporation of approximately $450,000 between fiscal 1999 and fiscal 1998.

      Gross sales of recreational safety helmets during fiscal 1999 totaled $1,926,000, a decrease of approximately $1,186,000, or 38%, compared to fiscal 1998, while unit volume decreased approximately 152,000, or 38%, to a total of 250,000 units during fiscal 1999. The decrease in helmet sales was primarily due to a significant increase in margin protection programs being offered by the Company's competitors.

      Gross sales of snowboards and snowboarding accessories, such as bindings, leashes and miscellaneous apparel items, during fiscal 1999 totaled $943,000, a decrease of approximately $1,142,000, or 55%, compared to fiscal 1998, while unit volume of snowboards decreased approximately 5,800, or 20%, to a total of 23,400 units during fiscal 1999. The decrease in snowboard and snowboarding accessories sales was primarily due to the Company's decision to reduce emphasis in this product category and to terminate its exclusive right to manufacture, market and distribute all snowboards bearing the Barfoot(TM) brand name during 1999.

      Gross sales of yo-yo's totaled $2,151,000 during fiscal 1999, which was the Company's first year in this product category.

      Gross sales of portable instant canopies during fiscal 1999 totaled $7,084,000, an increase of approximately $3,013,000, or 74%, compared to fiscal 1998, on total volume of 84,000 units, an increase of approximately 43,000, or 105%. The increase in Quik Shade(R) instant canopy sales was primarily due to increased distribution in major home improvement chains, regional mass merchandisers and major sporting goods chains.

      Sales to the Company's four largest accounts during fiscal 1999 represented 69% of the Company's gross sales in fiscal 1999, compared to 67% for the four largest accounts during fiscal 1998. The increase was the result of several factors including the addition of The Home Depot as one of the Company's four largest accounts as a significant customer for the Quik Shade(R) Canopy, partially offset by the deletion of Kmart during 1998 as a major customer for the Company's in-line skates and skateboards.

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

      Gross Profit. Gross profit for the fiscal year ended July 31, 1999 increased by $881,000 compared to the fiscal year ended July 31, 1998, representing a 13% increase. The Company's gross profit margin as a percentage of net sales was 20.1% in fiscal 1999, compared with 15.3% in fiscal 1998. The increase in gross margin percentage was due to several factors, including the impact of increased sales of the higher margin Quik Shade(R) canopies and yo-yo's, as well as lower product costs as a result of beneficial sourcing during fiscal 1999, and the decrease in sales to Kmart Corporation during fiscal 1999 which had a positive impact on the Company's gross margin. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices in order to sustain or improve present gross profit margins.

      Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 1999 totaled $8,613,000, or 23.0% of net sales. Operating expenses for fiscal 1998 were $10,780,000, or 25.0% of net sales.

      Selling and marketing expenses decreased by $762,000, or 16%, to $4,118,000 for fiscal 1999 compared to fiscal 1998. Selling and marketing expenses for fiscal 1999 amounted to 11.0% of net sales, compared to 11.3% in the prior year. The decrease in dollar amount was primarily due to decreases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and decreased correspondingly with the lower sales level described in the Net Sales section, partially offset by an increase in promotional advertising expense.

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

      Other Income (Expense). Other income for the fiscal year ended July 31, 1999 was $2,098,000, an increase of $639,000, or 44%, compared to fiscal 1998. This increase was due to an increase in interest income as a result of a change during the third quarter of fiscal 1998 in the investment of marketable securities from lower yielding tax-exempt securities to higher yielding taxable securities, of which 60% was invested in high-yield bond funds.

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

      The Company has a credit agreement with a major bank providing a $10.0 million revolving line of credit, for the issuance of commercial letters of credit. The agreement, which expires December 31, 2001, is secured by inventory and receivables. The agreement requires that the Company satisfy certain financial covenants.

      Cash and marketable securities available for sale totaled $14,066,000 as of July 31, 2000, compared to $25,235,000 as of July 31, 1999. Net working capital as of July 31, 2000 was $27,192,000 compared to $34,072,000 as of July 31, 1999, and the Company's current ratio was 3.3:1 as of July 31, 2000, compared to 7.7:1 as of July 31, 1999. The decreases in working capital and current ratio are primarily due to decreases in cash of approximately $5,600,000 used for the purchase of treasury stock and $1,450,000 used as partial payment for the purchase of a canopy patent during fiscal 2000, as well as due to cash used in and generated from operations and increases and decreases in inventory and increases and collections of accounts receivable, that result in daily fluctuations in short-term investments.

      The Company had long-term debt of $942,000 as of July 31, 2000, compared to no long-term debt as of July 31, 1999, with the increase relating to the acquisition of a canopy patent during fiscal 2000. The Company had net stockholders' equity of $30,369,000 as of July 31, 2000, compared to $35,561,000 as of July 31, 1999, with such decrease due primarily to the purchase of treasury stock and the operating results for the fiscal year ended July 31, 2000, offset by a decrease in accumulated other comprehensive loss due to unrealized losses on investments in marketable securities. Management believes that inflation has not had a significant impact upon the Company's costs and prices during the past three fiscal years.

      Capital expenditures for fiscal 2000 totaled $157,000 compared to $110,000 during fiscal 1999. The increase is primarily due to the acquisition of a new show booth for approximately $67,000. Of the fiscal 2000 total, approximately $51,000 represented machinery and equipment expenditures for computer equipment and $10,000 represented production molds compared to $25,000 and $68,000, respectively, for such expenditures during the prior year.

Future Liquidity and Financial Position

      The Company intends to continue to focus upon building and maintaining its existing product lines. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company also is considering expanding international distribution and developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

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

Additional Factors That Could Affect Operating Results

      The following factors, together with other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

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

      The Company's primary competitors in the mass market for in-line skates include First Team Sports, Inc. (Skate Attack), Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of recreational protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell and BSI) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational helmet mass market. For instant canopies, the Company's primary competitors are International E-Z Up, Inc. and Enviroworks, Inc. For trampolines, the Company's primary competitors are Jumpking, Inc. and Hedstrom. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

      Shifting and Uncertain Consumer Demand. The Company must continually anticipate the emergence of, and adapt its products to, the popular demands of consumers. No assurance can be given, however, that consumer demand for the Company's product categories in general or the Company's products in particular will continue into the future. A reduction in the demand for these products could have a material and adverse effect on the Company's results of operations.

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

      In addition, economic conditions in Asia could have a material and adverse impact upon the Company's ability to procure products from suppliers. The economic and financial difficulties experienced in Asia in 1998 could, if such crisis reoccurred, cause a delay or inability to procure products from the Company's suppliers which could have a material adverse effect on its business, operating results and financial condition. However, the Company may be able to move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country.

      Product Liability Claims, Insurance. Due to the nature of its products, the Company is subject to product liability claims, including claims for serious personal injury or death. Coverage is on a claims-made basis, and is subject to certain deductibles. Although the Company believes that it has adequate liability insurance for risks arising in the normal course of business, including product liability insurance with respect to all of its products, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large claims, or of one or a series of claims exceeding any insurance coverage, could have a material and adverse effect on the Company's results of operations and financial condition.

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

     In March 1998, the Company was named as a defendant in two lawsuits. The plaintiffs in both lawsuits alleged that certain of the Company's products infringed upon patents owned by the plaintiffs. The Company settled these lawsuits in April and May 2000 and pursuant to one of the settlement agreements, purchased a patent. For further details concerning these lawsuits, please see
Item 3 under Part 1 of this Report.

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

     Risks Associated With Entry Into New Business Areas. The Company may choose to expand its operations by developing and promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding the acquisition of new or complementary businesses, products or technologies, although it has no present understandings, commitments or agreements with respect to any material acquisitions or investments. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or product line launched by the Company that is not favorably received by consumers could damage the Company's reputation or its various brand names. Expansion of the Company's operations in this manner would also require significant additional development and operations expenses and would strain the Company's management, financial and operational resources. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded businesses or products to offset their cost could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

     Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Raymond (Jay) H. Losi II, who has entered into an employment agreement with the Company. The loss of Mr. Losi II could have a material and adverse effect on the Company. Although the Company carries a $5,000,000 life insurance policy on Mr. Losi II, no assurance can be given that the proceeds will be sufficient to protect against such a loss. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material and adverse effect on the Company's business, prospects, financial condition, and results of operations. Other than the aforementioned exceptions, the Company has long-term employment agreements with only a few of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

     Consumer Regulation of Company Products. Certain of the Company's products are subject to regulation by the Federal Consumer Products Safety Commission (the "CPSC"), and may therefore be subject to recall request by the CPSC. In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable CPSC standards. In fiscal 2000, the Company recorded an estimated product recall charge relating to these helmets. Although the Company is not aware of any current proceeding by the CPSC which would result in the recall of the Company's products, any such proceeding could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to changes in interest rates primarily from its investments in short-term instruments and money market funds and in available-for-sale securities. These investments are subject to risks associated with the level of volatility within the various financial markets, changes in interest rates, the condition of the United States and world economies and many other factors. Available-for-sale securities are reported by the Company at fair value. The Company currently has no derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements and schedules included herein are listed in Item
14.

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   /s/  Ernst & Young LLP

Woodland Hills, California
September 22, 2000, except for Note 16 and the third paragraph of
Note 6, as to which the date is October 24, 2000

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                               July 31
                                                                             ----------------------------------------------
                                                                                   2000                         1999
                                                                             -----------------         --------------------
Assets
Current assets:
   Cash and cash equivalents                                                    $       14,066             $          5,343
   Marketable securities available for sale                                                  -                       19,892
   Trade accounts receivable, less allowances of $421 and
      $430 as of July 31, 2000 and 1999, respectively                                   13,412                        6,900
   Inventory                                                                             8,926                        5,748
   Deferred income taxes                                                                 1,192                          604
   Prepaid expenses and other current assets                                             1,502                          641
                                                                             -----------------         --------------------
Total current assets                                                                    39,098                       39,128
Property and equipment, net                                                                261                          283
Intangible assets                                                                        3,326                          458
Other assets                                                                               532                          748
                                                                             -----------------         --------------------
Total assets                                                                    $       43,217             $         40,617
                                                                             =================         ====================

Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                                    $          957             $            133
   Accounts payable                                                                      1,869                          466
   Accrued warranty                                                                      1,101                          844
   Accrued salaries and related liabilities                                              1,204                          410
   Accrued co-op advertising                                                             2,064                        1,612
   Accrued returns and allowances                                                        1,367                          429
   Accrued product liability claims                                                        414                          267
   Accrued product recall expenses                                                       1,750                            -
   Income taxes payable                                                                    221                          272
   Other accrued expenses                                                                  759                          623
   Current maturities of note payable                                                      200                            -
                                                                             -----------------         --------------------
Total current liabilities                                                               11,906                        5,056

Note payable, less current maturities                                                      942                            -

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; authorized 5,000,000 shares
      Issued and outstanding shares - none                                                   -                            -
   Common stock, $.001 par value; authorized 40,000,000 shares
      Issued shares - 6,025,397 as of July 31, 2000 and 1999                                 9                            9
   Common stock warrants                                                                   702                          702
   Additional paid-in capital                                                           21,023                       21,023
   Retained earnings                                                                    17,350                       19,333
   Accumulated other comprehensive loss                                                      -                       (2,432)
   Treasury stock, at cost, 1,440,965 shares and 512,979 shares
         as of July 31, 2000 and 1999, respectively                                     (8,715)                      (3,074)
                                                                             -----------------         --------------------
Total stockholders' equity                                                              30,369                       35,561
                                                                             -----------------         --------------------
Total liabilities and stockholders' equity                                      $       43,217             $         40,617
                                                                             =================         ====================

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                     Year Ended July 31
                                                  -----------------------------------------------------------
                                                        2000                   1999                1998
                                                  ---------------         ---------------    ----------------
Net sales                                            $     55,201         $        37,370          $   43,148
Cost of goods sold                                         42,891                  29,872              36,531
                                                  ---------------         ---------------    ----------------
Gross profit                                               12,310                   7,498               6,617
                                                  ---------------         ---------------    ----------------

Operating expenses:
   Selling and marketing                                    5,235                   4,118               4,880
   General and administrative                               5,178                   4,495               4,905
   Impairment write-off                                         -                       -                 995
   Product recall charge                                    1,750                       -                   -
                                                  ---------------         ---------------    ----------------
Total operating expenses                                   12,163                   8,613              10,780
                                                  ---------------         ---------------    ----------------
Income (loss) from operations                                 147                  (1,115)             (4,163)
                                                  ---------------         ---------------    ----------------

Other income (expense):
   Loss on sale of marketable securities                   (3,712)                      -                   -
   Interest expense                                           (32)                      -                   -
   Interest income and other                                1,614                   2,098               1,459
                                                  ---------------         ---------------    ----------------
Total other income (expense)                               (2,130)                  2,098               1,459
                                                  ---------------         ---------------    ----------------

Income (loss) before income taxes                          (1,983)                    983              (2,704)
Provision for income taxes                                      -                     180                 784
                                                  ---------------         ---------------    ----------------
Net income (loss)                                    $     (1,983)        $           803          $   (3,488)
                                                  ===============         ===============    ================

Net income (loss) per share of common stock:
   Basic                                             $      (0.39)
                                                                          $          0.14          $    (0.58)
                                                  ===============         ===============    ================
   Diluted                                           $      (0.39)        $          0.14          $    (0.58)
                                                  ===============         ===============    ================
Weighted average shares outstanding:
   Basic                                                    5,092                   5,817               6,025
                                                  ===============         ===============    ================
   Diluted                                                  5,092                   5,860               6,025
                                                  ===============         ===============    ================

See accompanying notes.

                                VARIFLEX, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                                                Accumulated
                                                                         Common      Additional                     Other
                                                     Common Stock         Stock       Paid-In     Retained      Comprehensive
                                                     ------------
                                                 Shares        Amount    Warrants     Capital     Earnings      Income (Loss)
                                                 ------        ------    --------     -------     --------      -------------
Balance at July 31, 1997                         6,025,397     $    9    $      -       $21,023   $22,018       $         50
 Comprehensive loss:
  Net unrealized holding losses on
  debt securities available for sale                     -          -           -             -         -               (442)
  Net loss                                               -          -           -             -    (3,488)                 -

 Total comprehensive loss
 Issuance of common stock
   warrants                                              -          -         702             -         -                  -
                                                 ---------     ------    --------       -------   -------       ------------
Balance at July 31, 1998                         6,025,397          9         702        21,023    18,530               (392)
 Comprehensive loss:
  Net unrealized holding losses on
   debt securities available for sale                    -          -           -             -         -             (2,040)
  Net income                                             -          -           -             -       803                  -

Total comprehensive loss
Purchase of treasury shares                              -          -           -             -         -                  -
                                                 ---------     ------    --------       -------   -------       ------------
Balance at July 31, 1999                         6,025,397          9         702        21,023    19,333             (2,432)
 Comprehensive income (loss):
  Net realized losses on debt
    securities sold                                      -          -           -             -         -              2,432
  Net Loss                                               -          -           -             -    (1,983)                 -

 Total comprehensive income
 Purchase of treasury shares                             -          -           -             -         -                  -
                                                 ---------     ------    --------       -------   -------       ------------
Balance at July 31, 2000                         6,025,397     $    9    $    702       $21,023   $17,350       $          -
                                                 =========     ======    ========       =======   =======       ============

                                                 Treasury Stock
                                                 --------------
                                              Shares          Amount       Total
                                              ------          -------      -----
Balance at July 31, 1997                             -      $     -      $43,100
 Comprehensive loss:
  Net unrealized holding losses on
  debt securities available for sale                 -            -         (442)
  Net loss                                           -            -       (3,488)
                                                                         -------
 Total comprehensive loss                                                 (3,930)
 Issuance of common stock
   warrants                                          -            -          702
                                             ---------      -------      -------
Balance at July 31, 1998                             -            -       39,872
 Comprehensive loss:
  Net unrealized holding losses on
   debt securities available for sale                -            -       (2,040)
  Net income                                         -            -          803
                                                                         -------
Total comprehensive loss                                                  (1,237)
Purchase of treasury shares                    512,979       (3,074)      (3,074)
                                             ---------      -------      -------
Balance at July 31, 1999                       512,979       (3,074)      35,561
 Comprehensive income (loss):
  Net realized losses on debt
    securities sold                                               -        2,432
  Net Loss                                           -            -       (1,983)
                                                                         -------
 Total comprehensive income                          -                       449
 Purchase of treasury shares                   927,986       (5,641)      (5,641)
                                             ---------      -------      -------
Balance at July 31, 2000                     1,440,965      $(8,715)     $30,369
                                             =========      =======      =======

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Year Ended July 31
                                                                     ----------------------------------------------
                                                                          2000             1999             1998
                                                                     ------------      ------------      ----------
Operating activities
Net income (loss)                                                    $     (1,983)     $        803      $   (3,488)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
      Depreciation and amortization                                           173               326             713
      Amortization of intangibles                                             192                42              92
      Non-cash interest charge                                                 32                 -               -
      Deferred income taxes                                                  (588)             (604)            784
      (Gain) loss on sale of marketable securities                          3,712                 1             (27)
      (Gain) loss on disposal of fixed assets                                   2                 2             (38)
      Impairment write-off                                                      -                 -             995
      Common stock warrants issued                                              -                 -             702
      Changes in operating assets and liabilities:
         Trade accounts receivable                                         (6,512)            1,305           1,395
         Inventory                                                         (3,178)              735           3,223
         Prepaid expenses and other current assets                           (861)            1,168             783
         Trade acceptances payable                                            824              (251)           (186)
         Accounts payable                                                   1,403                95            (306)
         Accrued product recall expenses                                    1,750                 -               -
         Other current liabilities                                          2,673               329             582
                                                                     ------------      ------------      ----------
Net cash provided by (used in) operating activities                        (2,361)            3,951           5,224
                                                                     ------------      ------------      ----------

Investing activities
Purchases of property and equipment                                          (157)             (110)           (308)
Proceeds from sale of assets                                                    4                 -             325
Gross purchases of available-for-sale securities                           (1,361)           (1,788)        (26,026)
Gross sales of available-for-sale securities                               19,973                 2          20,348
Purchase of intangible assets                                              (1,950)             (500)              -
Other assets                                                                  216              (660)            136
                                                                     ------------      ------------      ----------
Net cash provided by (used in) investing activities                        16,725            (3,056)         (5,525)
                                                                     ------------      ------------      ----------

Financing activities
Purchase of treasury shares                                                (5,641)           (3,074)              -
                                                                     ------------      ------------      ----------
Net cash used in financing activities                                      (5,641)           (3,074)              -
                                                                     ------------      ------------      ----------

Net increase (decrease) in cash                                             8,723            (2,179)           (301)
Cash and cash equivalents beginning of period                               5,343             7,522           7,823
                                                                     ------------      ------------      ----------
Cash and cash equivalents at end of period                           $     14,066      $      5,343      $    7,522
                                                                     ============      ============      ==========
Cash paid during the period for:
   Interest                                                          $          -      $          -      $        -
   Income taxes                                                      $       638       $        512      $        -

Supplemental disclosure of non-cash financing and investing activities:
   In April 2000, the Company recorded the non-cash portion of the acquisition of a patent of $1,110,000 and the resultant note payable. See Note 11.

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Variflex, Inc., a Delaware corporation, and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively, the Company). The Company markets and distributes in-line skates, skateboards, recreational protective equipment (such as knee pads, elbow pads and wrist guards) and helmets, portable instant canopies, trampolines, snowboards and other products. The Company designs and develops these products which are then manufactured to the Company's specifications by independent contractors. The Company's products are sold, primarily in the United States, to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters, and the accrual for the product recall charge discussed in Note 16.

Revenue Recognition and Warranty

The Company recognizes revenue from product sales upon shipment net of estimated returns and allowances. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company's products are under warranty against defects in material and workmanship for varying periods from date of purchase. The amount of potential credits is estimated and provided for in the period of sale.

Concentration of Risk

The Company performs periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.

The Company operates within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's largest customers which have each individually accounted for more than 10% of the Company's sales as a percentage of consolidated gross sales, were 36%, 17%, and 11% for fiscal 2000; 40% and 19% for fiscal 1999; 31% and 21% for fiscal 1998. Receivables from these customers as a percentage of the Company's total trade accounts receivable were 57%, 7%, and 2% at July 31, 2000.

With the exception of snowboards, which were manufactured domestically at the Company's factory during 1998 (see Note 14), and yo-yo's, which were manufactured by independent contractors located domestically and in Asia, all of the Company's products are manufactured by independent contractors located in Asia. The Company presently knows of no circumstances that would materially affect its supply or costs of goods; however, there can be no assurances with respect to events which may arise in the future.

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

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income
(loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                            July 31
                                                 -----------------------------
                                                   2000                  1999
                                                 -------              --------
                                                         (In thousands)

Raw material and work-in-process                 $ 1,027               $   554
Finished goods                                     7,899                 5,194
                                                 -------               -------
                                                 $ 8,926               $ 5,748
                                                 =======               =======

Long Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. See Note 14.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter. See Note 14 for discussion of write-down of property and equipment.

Intangible Assets

Goodwill arising from acquisitions is amortized on a straight-line basis over a period of 15 years. As discussed in Note 14, unamortized goodwill of $495,000 was written down during fiscal 1998.

License agreement assets described in Note 10 are amortized on a straight-line basis over a period of 8 years and are included net of amortization as a component of intangible assets in 2000 and 1999. Accumulated amortization of license agreements as of July 31, 2000 and 1999 amounted to $146,000 and $42,000, respectively.

The patent described in Note 11 is amortized on a straight-line basis over a period of 7-1/4 years and is included net of amortization as a component of intangible assets in 2000. Accumulated amortization of patents as of July 31, 2000 and 1999 amounted to $88,000 and $0, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings
(loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants. For the year ended July 31, 1999 the number of shares used in the calculation of diluted earnings per share included 42,778 shares issuable under stock options and warrants using the treasury stock method. Common stock equivalents are excluded from the computation for the years ended July 31, 2000 and 1998 because their effect is antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended July 31, 2000, 1999, and 1998 amounted to $2,034,000, $1,988,000 and
$2,490,000, respectively.

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

Comprehensive Income

In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss) for the years ended July 31, 2000, 1999 and 1998 as follows:

                                                                                   2000           1999           1998
                                                                                 -------        -------         -----
                                                                                            (In thousands)
Unrealized holding gains (losses) arising during period,
   net of taxes of zero in each period                                           $(1,280)       $(2,041)        $(415)

Reclassification adjustments for (gains) losses realized in net income             3,712              1           (27)
                                                                                 -------        -------         -----

Net change in unrealized loss                                                    $ 2,432        $(2,040)        $(442)
                                                                                 =======        =======         =====

The deferred tax benefit arising from the unrealized holding losses is offset by the valuation allowance.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that in the years ended July 31, 2000, 1999 and 1998, it operated in only one segment.

Gross sales of similar products for that segment are as follows:

                                    2000         1999        1998
                                 -------       -------     -------
                                           (In thousands)

In-line Skates                   $20,625       $19,876     $24,924
Canopies                          10,540         7,084       4,071
Trampolines                        9,065             -           -
Skateboards and Scooters           8,923         5,767       7,757
Other                              8,706         6,151       7,532
                                 -------       -------     -------
Total gross sales                 57,859        38,878      44,284
Returns and allowances            (2,658)       (1,508)     (1,136)
                                 -------       -------     -------
Total net sales                  $55,201       $37,370     $43,148
                                 =======       =======     =======

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation.

2. INVESTMENTS

Available-for-sale securities consist of the following:

                                                                    Available-for-Sale Securities
                                                     -------------------------------------------------------------
                                                                        Gross            Gross           Estimated
                                                                      Unrealized        Unrealized          Fair
                                                       Cost            Gains            Losses             Value
                                                       ----            -----            ------             -----
                                                                             (In thousands)
July 31, 2000
 Corporate and high-yield bond mutual funds          $     -         $      -           $     -           $     -
                                                     =======         ========           =======           =======
July 31, 1999:
 Corporate and high-yield bond mutual funds          $22,324         $      -           $ 2,432           $19,892
                                                     =======         ========           =======           =======

The Company experienced a net realized loss of $3,712,000, a net realized gain of $1,000, and a net realized gain of $27,000 on sales of available-for-sale securities during the fiscal years ended July 31, 2000, 1999, and 1998 respectively. The net adjustments to unrealized holding losses on available-for-sale securities as of July 31, 2000 and 1999 are reflected in accumulated other comprehensive loss. In fiscal 2000, the Company sold all of its investment in bond mutual funds.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                       July 31
                                                              -------------------------
                                                                2000             1999
                                                              -------           -------
                                                                    (In thousands)
Computer equipment                                            $   469           $   419
Trade show assets                                                 226               159
Machinery and equipment                                           261               255
Furniture and fixtures                                            202               197
Leasehold improvements                                            173               166
Molds, dies and tooling equipment                               3,743             3,734
                                                              -------           -------
                                                                5,074             4,930
Less accumulated depreciation and amortization                 (4,813)           (4,647)
                                                              -------           -------
                                                              $   261           $   283
                                                              =======           =======

4. REVOLVING LINE OF CREDIT

As of July 31, 2000, the Company had a $8,000,000 revolving line of credit with a major bank for the issuance of commercial letters of credit. The credit line matures on December 31, 2001. The agreement is secured by inventory and receivables and requires the Company to comply with certain financial ratios and covenants.

As of July 31, 2000, letters of credit in the amount of $3,824,000 were open for the receipt of future merchandise. Of this amount, $957,000 is recorded as trade acceptances in the accompanying consolidated balance sheet at July 31, 2000 and $2,867,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5. NOTE PAYABLE

The Company has an outstanding promissory note payable, as described in Note 11, which consists of the following:

                                                          July 31
                                                     ------------------
                                                      2000        1999
                                                      ----        ----
                                                       (In thousands)

Note Payable (approximates fair value)               $1,142      $    -
Less current maturities                                 200           -
                                                     ------      ------
                                                     $  942      $    -
                                                     ======      ======

Aggregate future maturities of the note payable are as follows:

                                         Maturities
                                        --------------
                                        In thousands)
Years ending July 31:
    2001                                 $  200
    2002                                    200
    2003                                    200
    2004                                    200
    2005                                    200
    Thereafter                              600
                                         ------
                                          1,600
    Less imputed interest                  (458)
                                         ------
                                         $1,142
                                         ======

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $414,000 allowance for product liability losses at July 31, 2000 ($267,000 at July 31, 1999). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

In March 1998, the Company was served with two lawsuits alleging that the Company's Quik Shade(R) product infringed on patents owned by the plaintiffs. The Company filed counterclaims in both lawsuits. In September 1998, the Company received a demand for defense and indemnification which was virtually identical to one of the March 1998 lawsuits. In April and May 2000, the Company entered into settlement agreements with the plaintiffs in the two lawsuits and all claims and counterclaims were dismissed.

In October 1999, the Company was served with a Complaint for Declaratory Relief filed by SAFECO Insurance Company of America ("SAFECO"), which previously had agreed to provide the Company with a defense in one of the lawsuits, subject to a reservation of rights to deny certain coverage. The Company filed a cross-complaint against SAFECO for claims arising out of the patent infringement lawsuits. In October 2000, the Company and SAFECO entered into an agreement to settle all claims and cross-claims, with SAFECO agreeing to make a final cash payment to the Company. All legal and related charges are recorded net of insurance recoveries in the accompanying financial statements.

In July, 2000, the Company was served with a lawsuit filed by a previous employee alleging wrongful termination and other unlawful employment practices. The Company believes it has meritorious defenses for this action and intends to conduct a vigorous defense. The Company currently believes the outcome of this matter will not have a materially adverse effect on its financial position, cash flow, or results of operations.

However, there can be no assurance that an adverse outcome of these matters will not have a material adverse effect on the Company's financial condition.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $35,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also subleases additional warehouse and office space in an adjacent building under a separate operating lease requiring minimum monthly payments of $8,000, which amount includes property taxes and utilities, but which provides for the Company to pay insurance and repairs and maintenance costs. This agreement expires June 30, 2001. The Company's subsidiary, Static Snowboards, Inc., leased office and manufacturing facilities under an operating lease that required monthly payments of $13,000 and expired in September 2000. The Company had entered into a sublease agreement with a third party for this facility. The agreement provided monthly receipts of $13,000 and expired in September 2000.

The Company has no capital leases as of July 31, 2000. Annual future minimum lease payments under existing operating leases are as follows:

                                                 Operating
                                                    Leases
                                                 ----------
                                                 (In thousands)
Years ending July 31:
    2001                                         $      629
    2002                                                562
    2003                                                524
    2004                                                522
    2005 and thereafter                                 213
                                                 ----------
Total minimum lease payments                     $    2,450
                                                 ==========

Total rent expense was $594,000, $508,000, and $775,000 for the fiscal years ended July 31, 2000, 1999 and 1998, respectively.

Employment Agreements

The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment aggregating $349,000 in base compensation during the fiscal year ended July 31, 2001.

7. PENSION PLAN

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions were determined at the discretion of the Company. Contributions for fiscal 1999 and fiscal 1998 were zero and $40,000, respectively. Effective August 1, 1999, the Company amended and restated this plan as a 401(k) profit sharing plan, with the Company matching contributions determined at the discretion of the Company. Contributions for fiscal 2000 were approximately $73,000.

8. INCOME TAXES

The (benefit from) provision for income taxes for the fiscal years ended July 31, 2000, 1999 and 1998 is as follows:

                                             2000       1999        1998
                                            -------    ------     -------
                                                      (In thousands)
Current (benefit) provision:
 Federal                                    $   439    $  731     $     -
 State                                          149        53           -
                                            -------    ------     -------
Total current (benefit) provision               588       784           -

Deferred provision (benefit):
 Federal                                     (1,116)     (352)       (750)
 State                                         (205)      (56)         (3)
                                            -------    ------     -------
Total deferred provision (benefit)           (1,321)     (408)       (753)
                                            -------    ------     -------
Valuation allowance                             733      (196)      1,537
                                            -------    ------     -------
                                            $     -    $  180     $   784
                                            =======    ======     =======

Deferred income taxes consist of the tax effect of timing differences related to the following components:


                                                          2000          1999
                                                        -------       -------
                                                            (In thousands)
Deferred tax assets:
 Unrealized loss on marketable securities               $     -       $   962
 Realized loss deductible against capital gains           1,470             -
 Inventory valuation allowances                             345           464
 Inventory                                                  206           369
 Warranty allowances                                        319           334
 Allowances for losses on receivables                       167           274
 Sales return allowances                                    349           170
 Product liability                                          164           106
 Product recall                                             693             -
 Other                                                      395           612
                                                        -------       -------
Total deferred tax assets                                 4,108         3,291

Deferred tax liabilities:
 Depreciation                                              (168)         (168)
 Unremitted earnings of Oketa                              (197)         (115)
 Prepaid Insurance                                          (81)          (80)
 Insurance receivable                                      (396)            -
 Other                                                        -           (21)
                                                        -------       -------
Total deferred tax liabilities                             (842)         (384)
                                                        -------       -------

Net deferred tax assets                                   3,266         2,907
Valuation allowance                                      (2,074)       (2,303)
                                                        -------       -------
                                                        $ 1,192       $   604
                                                        =======       =======

During fiscal 1998, due to the net operating losses for the fiscal years ended July 31, 1998 and 1997, the Company established a valuation allowance against the fiscal 1997 deferred tax asset of $784,000 and the fiscal 1998 net deferred tax benefit of $753,000 in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." The deferred tax benefit and related valuation allowance on the unrealized loss on marketable securities is reflected in equity.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

                                                  2000   1999   1998
                                                  ----   ----   ----
Statutory federal income tax rate                 (34%)   34%   (35%)
Valuation allowance                                32    (18)    56
Tax exempt interest income                          -      -     (6)
Non-deductible stock warrants                       -      -      9
Other non-deductible expenses                       2      2      5
                                                  ---    ---    ---
                                                    -%    18%    29%
                                                  ===    ===    ===

Pretax income (loss) earned by Oketa amounted to $328,000, $(32,000), and $431,000 in fiscal 2000, 1999 and 1998, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

9.  Stock Option Plans

In April 1993, the Company established a non-qualified stock option plan (the
Plan) to grant stock options to one of its officers. Under the Plan, stock options were granted each April through April 1997. Each of these grants shall vest cumulatively at 20% per year over five years. The options are exercisable over ten years at an exercise price of $0.0004 per share. The number of shares granted at each grant date will have an aggregate fair market value of $20,000 as of such grant date. The Company has granted options to purchase a total of 20,129 shares of the Company's common stock under the Plan. The Company has recorded compensation expense related to these options.

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 600,000. At July 31, 2000, 312,500 shares are available for grant under the 1994 Stock Plan.

In June 1997, the Company terminated certain incentive stock option plans and stock options granted in April 1994 for the purchase of 280,000 shares of common stock at $15.50 per share. In connection with the termination of these stock options and stock option plans the Company granted to certain officers and employees of the Company incentive stock options, under the 1994 Stock Plan, for the purchase of an aggregated amount of 145,000 shares of the Company's common stock. The options vest over the next two to five years, with exercise prices ranging from $5.00 to $5.50 per share and are exercisable over 10 years from the date of grant.

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (the 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the 1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 2000, 234,000 shares are available for grant under the 1998 Stock Plan.

There were no options exercised in the years ended July 31, 2000, 1999 and 1998.

A summary of stock option activity and data is as follows:

                                                               Options Outstanding
                                                  -------------------------------------------
                                                        Number                  Weighted
                                                       of Shares              Average Price
                                                  ----------------        -------------------
Balance at July 31, 1997                                   165,129                    $4.6631
Granted                                                     33,000                     5.3788
Canceled                                                   (12,500)                    5.0000
                                                  ----------------

Balance at July 31, 1998                                   185,629                     4.7676
Granted                                                    134,000                     4.6567
Canceled                                                    (6,250)                    5.0000
                                                  ----------------

Balance at July 31, 1999                                   313,379                     4.7156
Granted                                                     10,250                     5.8034
Canceled                                                         -                          -
                                                  ----------------
Balance at July 31, 2000                                   323,629                     4.7500
                                                  ================

Information regarding stock options outstanding as of July 31, 2000 is as follows:

                               Options Outstanding                                                   Options Exercisable
--------------------------------------------------------------------------------------     ---------------------------------------
                                                Weighted
                                                Average
                                               Remaining                Weighted                                     Weighted
                           Number             Contractual               Average                  Number          Average Exercise
   Price Range            of Shares               Life               Exercise Price             of Shares              Price
 --------------------------------------------------------------------------------------    ---------------------------------------
 $0.0004                        20,129          4 years                        $0.0004                 18,015            $0.0004

$4.625 to $6.375               303,500          8 years                        $5.0650                138,250            $5.1591

The weighted average exercise prices and fair market value of stock options and warrants (see Note 13) using the Black-Scholes option valuation model were as follows:

                                                                               2000                                 1999
                                                                  --------------------------------      ---------------------------
                                                                      Fair             Exercise              Fair         Exercise
                                                                     Value              Price              Value           Price
                                                                  -------------      -------------      --------------    --------
Exercise price equals market value of stock at date of grant          $2.43              $5.80               $1.75          $4.66

The weighted average fair values of 2000 and 1999 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

                                          2000            1999
                                          ----            ----
Risk-free interest rate                    5.5             5.5
Expected life                              5.0             5.0
Expected volatility                       .377            .301
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

For purposes of the pro forma disclosure of net income (loss), the estimated fair value of the stock options and warrants granted in 1998, 1999 and 2000 is amortized as compensation expense over the options' vesting period. Pro forma net income (loss) and pro forma diluted income (loss) per share for fiscal 2000, 1999 and 1998 would have been $(2,084,000), $693,000, and $(3,243,000) and
$(.26), $0.12, and $(0.54), respectively. However, the pro forma effect on net income for 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense for future years. Pro forma information in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

10.  LICENSE AGREEMENTS

In December 1998, the Company entered into an exclusive license agreement with another company to manufacture and market a "springless" trampoline. The Company paid $1,000,000 in cash upon execution of the agreement, $500,000 of which will be applied towards royalties otherwise payable by the Company. In December 1999, an additional $500,000 was paid by the Company when a U.S. patent on this technology was issued. Total royalties and amortization of the license agreement were $164,000 and $42,000, respectively, during the years ended July 31, 2000 and 1999.

11.  PATENTS

In April 2000, the Company purchased a patent which involves a collapsible canopy with a telescoping roof support structure. The Company purchased the patent for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The note was recorded at its present value of $1,110,000, based on the Company's estimated incremental borrowing rate of interest. The total cost recorded for the patent was $2,560,000. Total amortization of the patent was $88,000 during the year ended July 31, 2000.

12.  TREASURY STOCK

In January 1999, the Company purchased 371,279 shares of its common stock, which were tendered as a result of a self-tender offer, pursuant to a modified Dutch auction. The shares were purchased at a price of $6.00 per share. In June 1999, the Company, in a private sale transaction, purchased an aggregate of 141,700 shares of its common stock at a price of $5.50 per share pursuant to an unsolicited offer to sell received by the Company. In December 1999, the Company purchased 512,075 shares of its common stock, which were tendered as a result of a self-tender offer, at a price of $6.50 per share. In May 2000, the Company, in a private sale transaction, purchased an aggregate of 415,911 shares of its common stock at a price of $5.41 per share pursuant to an unsolicited offer to sell received by the Company. Treasury stock is recorded at cost, including all applicable fees and expenses.

13.  STOCK WARRANTS

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

14.  IMPAIRMENT AND SALE OF CERTAIN ASSETS

During fiscal 1998, as required by FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets," the Company considered the operating losses of its wholly-owned subsidiary, Static Snowboards, Inc., and the continuing challenges facing the snowboard industry in general and concluded that impairment of the subsidiary's assets had occurred. Accordingly, an impairment loss totaling $995,000, representing the excess of the carrying value over the estimated fair market value of assets, was recognized for write-downs of fixed assets and write-off of the remaining unamortized balance of goodwill relating to such subsidiary.

In May 1998, the Company entered into a Purchase and Sale Agreement to sell certain assets of Static Snowboards, Inc. resulting in no significant gain or loss. The Company closed its manufacturing factory in California, with the intention of sourcing snowboards from independent contractors located in Asia.

15.  RELATED PARTY TRANSACTIONS

The Company has purchased certain inventories from an entity affiliated with an officer and stockholder of the Company. Total inventory purchases made from the related party were approximately $70,000, $1,530,000 and $0 during the years ended July 31, 2000, 1999 and 1998, respectively. Amounts due to the related party are recorded in accounts payable and paid under normal terms. Amounts recorded in accounts payable at July 31, 2000 and 1999 were $0 and $6,000, respectively.

16.  PRODUCT RECALL

In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable Consumer Product Safety Commission standards. Approximately 200,000 of these helmets were shipped by the Company between October 1999 and September 2000, with approximately 150,000 sold by retailers during that time period. The Company recorded an estimated product recall charge of $1,750,000 in the fourth quarter of fiscal 2000. Management believes this represents a reasonable estimate of the cost of the recall; however, due to the various factors involved in the estimation, including return rates, replacement periods, and other items, actual results could substantially differ from this estimate.

17.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                            First                Second               Third               Fourth
                                           ----------       --------------       -------------     -----------------
                                                            (In thousands, except per share data)

Year ended July 31, 2000:
 Net sales                                     $9,503              $10,941             $17,109               $17,648
 Gross profit                                   1,916                2,350               4,077                 3,967
 Net income (loss)                                105                 (317)                406                (2,177)*
 Net income (loss) per share:
    Basic                                         .02                 (.06)                .08                  (.47)*
    Diluted                                       .02                 (.06)                .08                  (.47)*


Year ended July 31, 1999:
 Net sales                                     $8,876              $10,626             $10,395               $ 7,473
 Gross profit                                   1,654                2,739               2,398                   707
 Net income                                       108                  131                 318                   246
 Net income per share:
    Basic                                         .02                  .02                 .06                   .04
    Diluted                                       .02                  .02                 .06                   .04

* Net loss and net loss per share include $3,399,000 realized loss on sales of marketable securities and $1,750,000 product recall charge, and are reduced by the insurance recovery discussed in Note 6.

                                 VARIFLEX, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                        Three years ended July 31, 1999


                                                                                   Additions
                                                             Balance at             Charged              Write-offs        Balance
                                                              Beginning                to                Charged to         At End
                                                              of Period             Expense              Allowance        of Period
                                                          ---------------     -----------------      ----------------     ----------


Year ended July 31, 2000:
  Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $430,000              $ 10,000              $ 19,000       $421,000

Year ended July 31, 1999:
 Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $413,000              $ 95,000              $ 78,000       $430,000

Year ended July 31, 1998:
 Reserves and allowances deducted from asset accounts:
   Allowance for uncollectable accounts                          $549,000              $(24,000)             $112,000       $413,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

     Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 2000 in connection with the Company's 2000 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

     Additionally, with respect to information called for by Item 10 regarding executive officers and directors of the Registrant, reference is made to the information following Item 4 under Part I of this Report.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  Financial Statements

     The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

       Independent Auditors' Report on Consolidated Financial Statements and Schedule
       Consolidated Balance Sheets as of July 31, 2000 and 1999
       Consolidated Statements of Operations for the years ended July 31, 2000, 1999 and 1998
       Consolidated Statements of Stockholders' Equity for the years ended July 31, 2000, 1999 and 1998
       Consolidated Statements of Cash Flows for the years ended July 31, 2000, 1999 and 1998
       Notes to Consolidated Financial Statements

  Financial Statement Schedules

     The following schedules are included in Part II, Item 8 of this Annual Report on Form 10-K:
       Schedule II.  Valuation and Qualifying Accounts
       Schedules I and III through V are omitted for the reason that they are not applicable, not required or the information is presented in the consolidated financial statements or related notes.

  Reports on Form 8-K

     None

                                 EXHIBIT INDEX

  Exhibit No.    Description                                                                                                Note No.
------------------------------------------------------------------------------------------------------------------------------------
       3.1       Certificate of Incorporation of the Company                                                                   (1)
       3.2       By-laws of the Company                                                                                        (1)
       9.1       Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II,                  (3)
                 Raymond H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable Trust under Declaration of Trust dated January 23, 1989, Losi Enterprises Limited Partnership, Raymond H. Losi, II and Kathy Losi,
                 as Co-Trustees of the Jay and Kathy Losi Revocable Trust dated January 1, 1989, EML Enterprises,
                 L.P., Eileen Losi, as Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated
                 October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under
                 Declaration of Trust dated January 31, 1989, The BL 1995 Limited Partnership, Raymond H. Losi, as
                 Trustee of the Diane K. Losi Trust and Remy Capital Partners IV, L.P.
      10.1       Lease for property located at 5152 North Commerce Avenue, Moorpark, California,                               (6)
                 dated December 1, 1999
      10.2       Reserved.
      10.3       Reserved.
     *10.4       Employment agreement dated April 1, 1994 with Raymond H. Losi II                                              (1)
     *10.5       Employment agreement dated April 1, 1994 with Warren Marr                                                     (1)
     *10.6       Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)                           (1)
     *10.7       Employment agreement dated May 11, 1998 with Roger M. Wasserman                                               (4)
     *10.8       Employment agreement dated August 24, 1998 with Steven Muellner                                               (4)
     *10.9       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital                  (3)
                 Partners IV, L.P.
   *10.9.1       First Amendment dated November 18, 1999, to the November 18, 1997 Consulting Agreement by and                 (6)
                 between Variflex, Inc. and Remy Capital Partners IV, L.P.
    *10.10       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi               (3)
  *10.10.1       First Amendment dated December 21, 1999, to the November 18, 1999 Consulting Agreement by and                 (6)
                 between Variflex, Inc. and Raymond H. Losi
    *10.11       Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                            (1)
    *10.12       Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                         (1)
    *10.13       Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                           (1)
    *10.14       Indemnification agreement dated September 17, 1998 with Mark S. Siegel                                        (4)
    *10.15       Indemnification agreement dated September 17, 1998 with Michael T. Carr                                       (4)
     10.16       Indemnification agreement dated September 17, 1998 with Steven Muellner                                       (4)
     10.17       Indemnification agreement dated September 17, 1998 with Roger M. Wasserman                                    (4)
     10.18       License Agreement with Rollerblade, Inc. dated September 1, 1993                                              (1)
     10.19       1994 Variflex Stock Plan dated April 1, 1994                                                                  (1)
     10.20       Business Loan Agreement dated March 31, 2000, between Bank of America, N. A. and Variflex, Inc.               (6)
     10.21       Security Agreement dated March 31, 2000, between Bank of America, N.A. and Variflex, Inc.                     (6)
     10.22       Reserved.
     10.23       Reserved.
     10.24       Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P.,              (3)
                 The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership
     10.25       Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital              (3)
                 Partners IV, L.P. and Raymond H. Losi, II
     10.26       Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.                      (3)

  Exhibit No.     Description                                                                                            Note No.
---------------------------------------------------------------------------------------------------------------------------------
    *10.27        Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi                                  (3)
    *10.28        Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II                              (3)
    *10.29        1994 Stock Option Plan, as amended                                                                         (4)
    *10.30        Non-Employee Directors Compensation Plan                                                                   (4)
    *10.31        Exclusive License Agreement dated December 1, 1998, by and between Variflex, Inc., on the one hand         (6)
                  and Product Resource & Development Inc. and Rolland Wayne Rich, on the other hand
      21.1        Subsidiaries of the registrant                                                                             (2)
      27.1        Financial Data Schedule                                                                                    (6)
---------------------------------------------------------------------------------------------------------------------------------

(1) Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3)  Previously filed together with the Company's report on Form 8-K (file no.:
     0-24338) on November 26, 1997.
(4) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.
(5) Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 20, 1999.
(6)  Filed herewith.

 *   Management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

                                   By /s/ RAYMOND H. LOSI, II
                                      --------------------------------
October 30, 2000                           Raymond H. Losi II
                                           Chief Executive Officer (Principal
                                           Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


October 30, 2000                      /s/ MARK S. SIEGEL
                                      --------------------------------
                                           Mark S. Siegel
                                           Chairman of the Board


October 30, 2000                      /s/ RAYMOND H. LOSI II
                                      --------------------------------
                                           Raymond H. Losi II
                                           Chief Executive Officer (Principal
                                           Executive Officer) and Director


October 30, 2000                      /s/ STEVEN L. MUELLNER
                                      -------------------------------
                                           Steven L. Muellner
                                           President


October 30, 2000                      /s/ ROGER M. WASSERMAN
                                      -------------------------------
                                           Roger M. Wasserman
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)


October 30, 2000                      /s/ KENNETH N. BERNS
                                      -------------------------------
                                           Kenneth N. Berns
                                           Director


October 30, 2000                      /s/ MICHAEL T. CARR
                                      -------------------------------
                                           Michael T. Carr
                                           Director


October 30, 2000                      /s/ LOREN HILDEBRAND
                                      -------------------------------
                                           Loren Hildebrand
                                           Director


October 30, 2000                      /s/ RAYMOND H. LOSI
                                      -------------------------------
                                           Raymond H. Losi
                                           Director