Form 10-Q
period 2000-10-31
VARIFLEX INC
filed 2000-12-15
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                      Commission File No.:
  October 31, 2000                                                0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

          Delaware                                              95-3164466
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

                      -----------------------------------

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

As of December 15, 2000, there were 4,584,432 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                     INDEX



                                                                           Page No.
                                                                           --------
Part I  -  Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at
                 October 31, 2000 and July 31, 2000.......................    3

                 Consolidated Statements of Operations for the
                 Three Months Ended October 31, 2000 and 1999.............    4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended October 31, 2000 and 1999.............    5

                 Notes to Consolidated Financial Statements...............    6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    8

Part II  -  Other Information

        Item 1.  Legal Proceedings........................................   12

        Item 6.  Exhibits and Reports on Form 8-K.........................   12

                                    PART 1
                             FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)


                                                                                     October 31,                July 31,
                                                                                        2000                     2000
                                                                                     -----------                --------
Assets                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                              $ 9,932               $14,066
   Trade accounts receivable, less allowances of $420 and
      $421 as of October 31, 2000 and July 31, 2000, respectively                          18,303                13,412
   Inventory (finished goods)                                                              12,015                 7,899
   Inventory (raw materials and work-in-process)                                              984                 1,027
   Deferred income taxes                                                                    1,924                 1,192
   Prepaid expenses and other current assets                                                  371                 1,502
                                                                                          -------               -------
Total current assets                                                                       43,529                39,098
Property and equipment, net                                                                   255                   261
Intangible assets                                                                           3,206                 3,326
Other assets                                                                                  515                   532
                                                                                          -------               -------
Total assets                                                                              $47,505               $43,217
                                                                                          =======               =======

Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                                              $ 2,826               $   957
   Accounts payable                                                                         2,192                 1,869
   Accrued warranty                                                                         1,074                 1,101
   Accrued salaries and related liabilities                                                   569                 1,204
   Accrued co-op advertising                                                                2,810                 2,064
   Accrued returns and allowances                                                           1,738                 1,367
   Accrued product liability claims                                                           428                   414
   Accrued product recall expenses                                                          1,694                 1,750
   Income taxes payable                                                                     1,096                   221
   Other accrued expenses                                                                     737                   759
   Current maturities of note payable                                                         200                   200
                                                                                          -------               -------
Total current liabilities                                                                  15,364                11,906

Note payable, less current maturities                                                         768                   942

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                                 --                     --
   Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued and outstanding as of
      October 31, 2000 and July 31, 2000                                                        9                     9
   Common stock warrants                                                                      702                   702
   Additional paid-in capital                                                              21,023                21,023
   Retained earnings                                                                       18,354                17,350
   Treasury stock, at cost, 1,440,965 shares
      as of October 31, 2000 and July 31, 2000                                             (8,715)               (8,715)
                                                                                          -------               -------
Total stockholders' equity                                                                 31,373                30,369
                                                                                          -------               -------
Total liabilities and stockholders' equity                                                $47,505               $43,217
                                                                                          =======               =======


See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                      Three months ended
                                                                        October 31,
                                                  -----------------------------------------------------
                                                           2000                          1999
                                                  -----------------------        ----------------------
Net sales                                                $19,958                        $9,503
Cost of goods sold                                        15,764                         7,587
                                                         -------                        ------
Gross profit                                               4,194                         1,916
                                                         -------                        ------

Operating expenses:
   Selling and marketing                                   1,641                           882
   General and administrative                              1,282                         1,435
                                                         -------                        ------
Total operating expenses                                   2,923                         2,317
                                                         -------                        ------
Income (loss) from operations                              1,271                          (401)
                                                         -------                        ------

Other income (expense):
   Interest expense                                          (26)                           --
   Interest income and other                                 218                           506
                                                         -------                        ------
Total other income (expense)                                 192                           506
                                                         -------                        ------

Income before income taxes                                 1,463                           105
Provision for income taxes                                   459                            --
                                                         -------                        ------
Net income                                               $ 1,004                        $  105
                                                         =======                        ======

Net income per share of common stock:
   Basic                                                  $ 0.22                        $ 0.02
                                                         =======                        ======
   Diluted                                                $ 0.21                        $ 0.02
                                                         =======                        ======
Weighted average shares outstanding:
   Basic                                                   4,584                         5,512
                                                         =======                        ======
   Diluted                                                 4,677                         5,650
                                                         =======                        ======


See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                         Three months ended
                                                                             October 31,
                                                                   ------------------------------
                                                                     2000                 1999
                                                                   --------             --------
Operating activities
Net income                                                         $ 1,004              $   105
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                     36                   43
      Amortization of intangibles                                      120                   16
      Non-cash interest charge                                          26                   --
      Deferred income taxes                                           (732)                 (67)
      Loss on sale of marketable securities                             --                    2
      Changes in operating assets and liabilities:
         Trade accounts receivable                                  (4,891)                (595)
         Inventory                                                  (4,073)              (2,441)
         Prepaid expenses and other current assets                   1,131                  242
         Trade acceptances payable                                   1,869                1,595
         Accounts payable                                              323                1,241
         Accrued product recall expenses                               (56)                  --
         Other current liabilities                                   1,322                  321
                                                                   -------              -------
Net cash provided by (used in) operating activities                 (3,921)                 462
                                                                   -------              -------

Investing activities
Purchases of property and equipment                                    (30)                 (41)
Proceeds from sale of assets                                            --                    4
Gross purchases of available-for-sale securities                        --                 (425)
Other assets                                                            17                 (122)
                                                                   -------              -------
Net cash used in investing activities                                  (13)                (584)
                                                                   -------              -------

Financing activities
Principal payment on note payable                                     (200)                  --
                                                                   -------              -------
Net cash used in financing activities                                 (200)                  --
                                                                   -------              -------

Net decrease in cash                                                (4,134)                (122)
Cash and cash equivalents at beginning of period                    14,066                5,343
                                                                   -------              -------
Cash and cash equivalents at end of period                         $ 9,932              $ 5,221
                                                                   =======              =======


Cash paid during the period for:
   Interest                                                        $    --              $    --
   Income taxes                                                    $   315              $   289


See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 2000 financial statements to conform with fiscal 2001 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three months ended October 31, 2000 and 1999 the number of shares used in the calculation of diluted earnings per share included 93,252 shares and 138,096 shares, respectively, issuable under stock options and warrants using the treasury stock method.

Note 4.  Comprehensive Income (Loss)

     In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income
(loss), which consists of net income (loss) and other comprehensive income
(loss) for the period, amounted to $1,004,000 and ($551,000), respectively, for the three months ended October 31, 2000 and 1999.

Note 5.  Segment Information

     Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that during the three months ended October 31, 2000 and 1999, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, and scooters. The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets.

     Sales of similar products for that segment are as follows:


                                                                                               Three months ended
                                                                                                   October 31,
                                                                                ---------------------------------------------
                                                                                        2000                      1999
                                                                                -------------------        ------------------
                                                                                                 (In thousands)
Action sport products                                                                  $14,610                    $7,445
Outdoor products                                                                         3,082                       960
Protective products                                                                      2,816                     1,088
Other products                                                                             229                       353
                                                                                       -------                    ------
Total gross sales                                                                       20,737                     9,846
Returns and allowances                                                                    (779)                     (343)
                                                                                       -------                    ------
Total net sales                                                                        $19,958                    $9,503
                                                                                       =======                    ======

Note 6.  Legal Proceedings

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

     The first amended complaint was served upon the defendants on July 28, 2000. On August 9, 2000, the Company tendered the defense and coverage of the Attolico action to its primary insurance carrier who subsequently accepted the tender. The Company's insurance policy with its primary insurance carrier affords limits of liability for covered losses in the amount of $2 million and a $25,000 retention. On September 11, 2000, the defendants filed an answer to the plaintiff's first amended complaint denying the allegations of the first amended complaint. On November 28, 2000, plaintiff and the defendants entered into a confidential Settlement Agreement whereby the Company made a payment to the plaintiff in consideration for the plaintiff releasing the defendants from any further liability with respect to this action and all claims that it had against the defendants

     On October 31, 2000, Razor USA LLC, a Delaware limited liability company, filed a complaint in the United States District Court for the Central District of California in Los Angeles against the Company and 17 other entities (the "Razor Action"). The Complaint alleges, among other things, that the Company's "Stinger" model nonmotorized scooter, as originally designed, infringes a patent issued to the plaintiff on October 31, 2000, the day the lawsuit was filed. The Complaint seeks unspecified monetary damages, costs, expenses, and attorneys' fees, an injunction, and the destruction of all allegedly infringing

     In August 2000, prior to the issuance of the patent in the Razor Action, the Company redesigned the "Stinger" model nonmotorized scooter. On November 14, 2000, during a hearing on the plaintiff's application for a temporary restraining order, the plaintiff acknowledged that the Company's "Stinger" model nonmotorized scooter, as currently designed, did not infringe plaintiff's patent. Accordingly, the Court did not include the Company as a party subject to a temporary restraining order issued against the other defendants.
Similarly, the Court did not include the Company as a party subject to a preliminary injunction order issued against several of the other defendants on December 5, 2000. The Company does not believe that any of its currently existing scooter models infringe plaintiff's patent or any of the plaintiff's competing products' trade dress.

     The Company does not believe that either the outcome of the Razor Action, or the costs incurred in defending the Razor Action, or the efforts of management in connection with this matter, will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

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

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the first quarter of fiscal 2001 (the quarter
     ----------
ended October 31, 2000) totaled $19,958,000 compared to $9,503,000 for the first quarter of fiscal 2000, representing an increase of $10,455,000, or 110%. The increase in net sales primarily resulted from increases in sales of the Company's scooters and skateboards, in addition to increases in sales of recreational protective helmets, trampolines, and canopies, somewhat offset by decreases in sales of in-line skates. Net sales were also adversely affected by competitive pressures on in-line skates, which caused sales prices to decline in this product category.

     The following table shows the Company's major product categories as a percentage of total gross sales for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. Action sport products include in-line skates, skateboards, and scooters (which were separately reported for the first quarter of fiscal 2000). The outdoor products include portable instant canopies and springless trampolines (which were separately reported for the first quarter of fiscal 2000). Protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets (which were reported as recreational safety and athletic protective products for the first quarter of fiscal 2000):


                                                               Quarter Ended
                                                                October 31,
                                                           2000             1999
                                                           ----             ----
Action sport products                                        71%              76%
Outdoor products                                             15%              10%
Protective products                                          14%              11%
Other Products                                               (*)               3%
                                                           ----             ----

     Total                                                  100%             100%
                                                           ====             ====

     (*) Less than one-half of one percent

     Gross Profit.  Gross profit for the first quarter of fiscal 2001 totaled
     -------------
$4,194,000, compared to $1,916,000 for the first quarter of fiscal 2000, an increase of $2,278,000, or 119%. The Company's gross margin was 21.0% of net sales for the quarter ended October 31, 2000, compared to 20.2% for the quarter ended October 31, 1999. The increase in gross margin percentage was primarily the result of the increased sales of higher margin products such as canopies, recreational protective helmets, trampolines, and skateboards, offset to a lesser degree by sales of lower margin products such as mini-scooters and decreases in sales prices of in-line skates as discussed above. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,641,000, for the first quarter of 2001, compared to $882,000 in the first quarter of 2000, an increase of $759,000 or 86%. Selling and marketing expenses for the first quarter of fiscal 2001 amounted to 8.2% of net sales, compared to 9.3% during the first quarter of fiscal 2000. The increase in the dollar amount was primarily due to increases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and increased correspondingly with the higher sales level discussed in the net sales section. The decrease in expenses as a percentage of net sales was primarily due to certain expenses, such as salaries and wages and some promotional expenses, that are basically fixed in amount and are not directly related to the increased net sales discussed above.

     General and administrative expenses totaled $1,282,000 in the first quarter of 2001, compared to $1,435,000 in the first quarter of 2000, a decrease of $153,000, or 11%. General and administrative expenses for the first quarter of fiscal 2001 amounted to 6.4% of net sales, compared to 15.1% during the first quarter of fiscal 2000. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses, offset to a lesser extent by an increase in amortization of intangible assets.

     Other Income (Expense).  Other income totaled $192,000 in the first quarter
     ----------------------
of 2001, compared to $506,000 in the first quarter of 2000, a decrease of $314,000 or 62%. The decrease was primarily due to decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents.

     Provision for Income Taxes.  The income tax provision for the first quarter
     ---------------------------
of fiscal 2001 was $459,000 or 31% of income before income taxes. The effective rate is less than the federal statutory rate due to changes in the valuation allowance. There was no provision for income taxes for the first quarter of fiscal 2000 due to changes in the valuation allowance. At October 31, 2000, the Company has a valuation allowance of approximately $1.9 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $451,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the effective tax rate. Approximately $1.5 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants, which the Company must satisfy.

     Cash and cash equivalents totaled $9,932,000 as of October 31, 2000, compared to $14,066,000 as of July 31, 2000. Net working capital as of October 31, 2000 was $28,165,000, compared to $27,192,000 as of July 31, 2000, and the
Company's current ratio was 2.8:1 as of October 31, 2000, compared to 3.3:1 as of July 31, 2000. The decreases in working capital and current ratio were primarily due to cash used in and generated from operations, and increases in inventory and accounts receivable, offset by increases in various liabilities such as trade acceptances and accruals for various expenses.

     The Company had long-term debt of $768,000 as of October 31, 2000, compared to $942,000 as of July 31, 2000, with the decrease due to a payment made during the first quarter. The Company had net stockholders' equity of $31,373,000 as of October 31, 2000, compared to $30,369,000 as of July 31, 2000, with the difference due to operating results for the three months ended October 31, 2000.

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

     The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment in short-term instruments and money market funds. The Company also has interest rate sensitivity related to its revolving direct advance line of credit.

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

     General.  There are several risks and uncertainties that may affect the
     --------
future operating results, business and financial condition of the Company, including, without limitation: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; (2) the risk of loss of one or more of the Company's major customers; (3) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (4) the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (5) the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins; (6) the risks inherent in legal proceedings;
(7) the uncertainty regarding the consumer response to the recall of certain of the Company's X Games helmets which did not comply with all applicable Consumer Product Safety Commission standards; and (8) the uncertainty regarding the reaction of the retailers to the recall. Readers are also encouraged to refer to the Company's most recent annual report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

                (a)  Exhibits.
                     ---------

                     Exhibit 27   Financial Data Schedule.

                (b)  Reports on Form 8-K.
                     --------------------

                     On October 6, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the announcement that the Company was working with the Consumer Product Safety Commission ("CPSC") on an expected recall of certain of its X Games helmets which did not comply with all applicable CPSC standards.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VARIFLEX, INC.



December 15, 2000               /s/   Raymond H. Losi II
                                --------------------------------------
                                      Raymond H. Losi II
                                      Chief Executive Officer
                                        (Principal Executive Officer)



December 15, 2000               /s/   Roger M. Wasserman
                                ---------------------------------------
                                      Roger M. Wasserman
                                      Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)