Form 10-Q
period 2001-01-31
VARIFLEX INC
filed 2001-03-16
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                     Commission File No.:
  January 31, 2001                                                0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                         95-3164466
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

       _______________________________________________________________



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


As of March 16, 2001, there were 4,584,432 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX


                                                                                                         Page No.
                                                                                                         --------
Part I  -  Financial Information

     Item 1.  Financial Statements

              Consolidated balance Sheets at
              January 31, 2001 and July 31, 2000............................................................   3

              Consolidated Statements of Operations for the
              Three Month and Six Month Periods Ended January 31, 2001 and 2000.............................   4

              Consolidated Statements of Cash Flows for the
              Six Months Ended January 31, 2001 and 2000....................................................   5

              Notes to Consolidated Financial Statements....................................................   6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................   8


Part II  -  Other Information

     Item 1.  Legal Proceedings.............................................................................  12

     Item 4.  Submission of Matters to a Vote of Security Holders...........................................  12

     Item 6.  Exhibits and Reports on Form 8-K..............................................................  12

                                    PART 1
                             FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                January 31,          July 31,
                                                                                                   2001                2000
                                                                                                   ----                ----
Assets                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                                          $ 9,824            $14,066
   Trade accounts receivable, less allowances of $434 and
      $421 as of January 31, 2001 and July 31, 2000, respectively                                      11,802             13,412
   Inventory (finished goods)                                                                          13,241              7,899
   Inventory (raw materials and work-in-process)                                                        1,089              1,027
   Deferred income taxes                                                                                1,757              1,192
   Prepaid expenses and other current assets                                                              509              1,502
                                                                                                      -------            -------
Total current assets                                                                                   38,222             39,098
Property and equipment, net                                                                               314                261
Intangible assets                                                                                       3,087              3,326
Other assets                                                                                              595                532
                                                                                                      -------            -------
Total assets                                                                                          $42,218            $43,217
                                                                                                      =======            =======

Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                                                          $   621            $   957
   Accounts payable                                                                                     2,043              1,869
   Accrued warranty                                                                                     1,050              1,101
   Accrued salaries and related liabilities                                                               585              1,204
   Accrued co-op advertising                                                                            1,915              2,064
   Accrued returns and allowances                                                                       1,042              1,367
   Accrued product liability claims                                                                       440                414
   Accrued product recall expenses                                                                      1,161              1,750
   Income taxes payable                                                                                     -                221
   Other accrued expenses                                                                                 549                759
   Current maturities of note payable                                                                     200                200
                                                                                                      -------            -------
Total current liabilities                                                                               9,606             11,906

Note payable, less current maturities                                                                     794                942

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                                               -                  -
   Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued as of January 31, 2001
      and July 31, 2000                                                                                     9                  9
   Common stock warrants                                                                                  702                702
   Additional paid-in capital                                                                          21,023             21,023
   Retained earnings                                                                                   18,799             17,350
   Treasury stock, at cost, 1,440,965 shares
      as of January 31, 2001 and July 31, 2000                                                         (8,715)            (8,715)
                                                                                                      -------            -------
Total stockholders' equity                                                                             31,818             30,369
                                                                                                      -------            -------
Total liabilities and stockholders' equity                                                            $42,218            $43,217
                                                                                                      =======            =======

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                Six months ended                    Three months ended
                                                                   January 31,                           January 31,
                                                           ----------------------------            -------------------------
                                                             2001                 2000               2001              2000
                                                           -------              -------            -------           -------
Net sales                                                  $35,435              $20,444            $15,477           $10,941
Cost of goods sold                                          28,451               16,178             12,687             8,591
                                                           -------              -------            -------           -------
Gross profit                                                 6,984                4,266              2,790             2,350
                                                           -------              -------            -------           -------

Operating expenses:
   Selling and marketing                                     2,982                2,026              1,341             1,144
   General and administrative                                2,342                3,066              1,060             1,631
                                                           -------              -------            -------           -------
Total operating expenses                                     5,324                5,092              2,401             2,775
                                                           -------              -------            -------           -------
Income (loss) from operations                                1,660                 (826)               389              (425)
                                                           -------              -------            -------           -------

Other income (expense):
   Loss on sale of marketable securities                         -                 (313)                 -              (313)
   Interest expense                                            (52)                  -                 (26)                -
   Interest income and other                                   361                  927                143               421
                                                           -------              -------            -------           -------
Total other income (expense)                                   309                  614                117               108
                                                           -------              -------            -------           -------
Income (loss) before income taxes                            1,969                 (212)               506              (317)
Provision for income taxes                                     520                    -                 61                 -
                                                           -------              -------            -------           -------
Net income (loss)                                          $ 1,449              $  (212)           $   445           $  (317)
                                                           =======              =======            =======           =======

Net income (loss) per share of common stock:
   Basic                                                   $  0.32              $ (0.04)           $  0.10           $ (0.06)
                                                           =======              =======            =======           =======
   Diluted                                                 $  0.31              $ (0.04)           $  0.09           $ (0.06)
                                                           =======              =======            =======           =======
Weighted average shares outstanding:
   Basic                                                     4,584                5,359              4,584             5,206
                                                           =======              =======            =======           =======
   Diluted                                                   4,692                5,359              4,707             5,206
                                                           =======              =======            =======           =======


See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                              Six months ended
                                                                  January 31,
                                                            --------------------
                                                              2001        2000
                                                            -------     -------
Operating activities
Net income (loss)                                           $ 1,449     $ (212)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                              69          87
      Amortization of intangibles                               239          42
      Non-cash interest charge                                   52           -
      Deferred income taxes                                    (565)        297
      Loss on sale of marketable securities                       -         313
      Loss on disposal of fixed assets                            -           2
      Changes in operating assets and liabilities:
         Trade accounts receivable                            1,610      (3,940)
         Inventory                                           (5,404)     (6,222)
         Prepaid expenses and other current assets              993        (237)
         Trade acceptances payable                             (336)      1,014
         Accounts payable                                       174       1,109
         Accrued product recall expenses                       (589)
         Other current liabilities                           (1,549)       (102)
                                                            -------     -------
Net cash used in operating activities                        (3,857)     (7,849)
                                                            -------     -------

Investing activities
Purchases of property and equipment                            (122)        (96)
Proceeds from sale of assets                                      -           4
Gross purchases of available-for-sale securities                  -        (828)
Gross sales of available-for-sale securities                      -      10,151
Other assets                                                    (63)       (531)
                                                            -------     -------
Net cash provided by (used in) investing activities            (185)      8,700
                                                            -------     -------

Financing activities
Purchase of treasury shares                                       -      (3,391)
Principal payment on note payable                              (200)          -
                                                            -------     -------
Net cash used in financing activities                          (200)     (3,391)
                                                            -------     -------

Net decrease in cash                                         (4,242)     (2,540)
Cash and cash equivalents at beginning of period             14,066       5,343
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 9,824     $ 2,803
                                                            =======     =======


Cash paid during the period for:
   Interest                                                 $     -     $     -
   Income taxes                                             $ 1,380     $   378

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 2000 financial statements to conform with fiscal 2001 presentation.

Note 3.  Earnings per Share

     Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 2001, the number of shares used in the calculation of diluted earnings per share included 122,579 shares and 107,916 shares, respectively, issuable under stock options and warrants using the treasury stock method. For the three and six month periods ended January 31, 2000, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive.

Note 4.  Comprehensive Income (Loss)

     In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income
(loss), which consists of net income (loss) and other comprehensive income
(loss) for the period, amounted to $445,000 and $1,449,000, respectively, for the three and six month periods ended January 31, 2001 and amounted to $21,000 and ($530,000), respectively, for the three and six month periods ended January 31, 2000.

Note 5.  Segment Information

     Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three months ended January 31, 2001 and 2000, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, and scooters. The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets.

     Sales of similar products within the segment are as follows:

                                      Six months ended       Three months ended
                                         January 31,             January 31,
                                  ----------------------    -------------------
                                      2001          2000        2001       2000
                                  --------      --------    --------   --------
                                      (In thousands)          (In thousands)
Action sport products             $ 23,884      $ 15,403    $  9,274   $  7,958
Outdoor products                     6,253         2,625       3,171      1,665
Protective products                  6,286         2,365       3,470      1,277
Other products                         391           793         162        440
                                  --------      --------    --------   --------
Total gross sales                   36,814        21,186      16,077     11,340
Returns and allowances              (1,379)         (742)       (600)      (399)
                                  --------      --------    --------   --------
Total net sales                   $ 35,435      $ 20,444    $ 15,477   $ 10,941
                                  ========      ========    ========   ========

Note 6.  Legal Proceedings

     On October 31, 2000, Razor USA LLC, a Delaware limited liability company, filed a complaint in the United States District Court for the Central District of California in Los Angeles (the "Court") against the Company and 17 other entities (the "Razor Action"). The Complaint alleged, among other things, that the Company's "Stinger" model nonmotorized scooter, as originally designed, infringed a patent issued to the plaintiff on October 31, 2000, the day the lawsuit was filed. The Complaint sought unspecified monetary damages, costs, expenses, and attorneys' fees, an injunction, and the destruction of all allegedly infringing products.

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

     On February 2, 2001, the plaintiff and the Company entered into a confidential Settlement Agreement whereby each party released the other party from any further liability with respect to the Razor Action. On February 9, 2001, the Razor Action was dismissed with prejudice by the Court. The resolution of the Razor Action did not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

     From time to time the Company is involved in other claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the second quarter of fiscal 2001 (the quarter
     ----------
ended January 31, 2001) totaled $15,477,000 compared to $10,941,000 for the second quarter of fiscal 2000, representing an increase of $4,536,000 or 41%. For the six months ended January 31, 2001, net sales totaled $35,435,000 compared to $20,444,000 for the corresponding period of the prior year, representing an increase of $14,991,000 or 73%. The increase in net sales for the second quarter and the six months primarily resulted from increases in sales of all of the Company's product categories, except for a decrease in sales of in-line skates.

     The following table shows the Company's major product categories as a percentage of total gross sales for the second quarter and first six months of fiscal 2001 compared to the second quarter and first six months of fiscal 2000. Action sport products include in-line skates, skateboards, and scooters (which were separately reported for the second quarter and first six months of fiscal
2000). The outdoor products include portable instant canopies and springless trampolines (which were separately reported for the second quarter and first six months of fiscal 2000). Protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets (which were reported as recreational safety and athletic protective products for the second quarter and first six months of fiscal 2000):

                                          Quarter ended       Six months ended
                                           January 31,           January 31,
                                      --------------------    ----------------
                                         2001         2000      2001      2000
                                      -------      -------    ------    ------

Action sport products                      58%          70%       65%       73%
Outdoor products                           20%          15%       17%       12%
Protective products                        21%          11%       17%       11%
Other products                              1%           4%        1%        4%
                                      -------      -------    ------    ------

       Total                              100%         100%      100%      100%
                                      =======      =======    ======    ======

     Gross Profit.  Gross profit for the second quarter of fiscal 2001 totaled
     -------------
$2,790,000 compared to $2,350,000 for the second quarter of fiscal 2000, an increase of $440,000 or 19%. The Company's gross margin was 18.0% of net sales for the quarter ended January 31, 2001, compared to 21.5% for the quarter ended January 31, 2000. The decrease in gross margin percentage was primarily the result of sales of certain scooters at lower margins as well as inventory reserves established as a result of the slowdown in the retail sector, offset to a lesser degree by increased sales of higher margin products such as canopies, recreational protective equipment and helmets, and trampolines. The decrease for the quarter was also due to increased royalty fee costs, inventory storage costs, and workers' compensation insurance costs. Gross margin was 19.7% for the six months ended January 31, 2001, compared to 20.9% for the six months ended January 31, 2000. The decrease in gross margin was primarily due to the same factors that impacted the second quarter, as discussed above. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,341,000, for the second quarter of fiscal 2001, compared to $1,144,000 in the second quarter of 2000, an increase of $197,000 or 17%. Selling and marketing expenses for the second quarter of fiscal 2001 thus amounted to 8.7% of net sales, compared to 10.5% during the second quarter of fiscal 2000. For the six months ended January 31, 2001, selling and marketing expenses totaled $2,982,000 compared to $2,026,000 for the corresponding period of the prior year, representing an increase of $956,000 or 47%. Selling and marketing expenses for the first six months of fiscal 2001 thus amounted to 8.4% of net sales, compared to 9.9% during the first six months of fiscal 2000. The increase in the dollar amount for the second quarter and first six months of fiscal 2001 was primarily due to increases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and increased correspondingly with the higher sales levels discussed in the net sales section. The decrease in expenses as a percentage of net sales was primarily due to certain expenses, such as salaries and wages and some promotional expenses, that are fixed in amount and are not directly related to the increased net sales discussed above.

     General and administrative expenses totaled $1,060,000 in the second quarter of 2001, compared to $1,631,000 in the second quarter of 2000, a decrease of $571,000 or 35%. General and administrative expenses for the second quarter of fiscal 2001 amounted to 6.8% of net sales, compared to 14.9% during the second quarter of 2000. For the six months ended January 31, 2001, general and administrative expenses totaled $2,342,000 compared to $3,066,000 for the corresponding period of the prior year, representing a decrease of $724,000 or 24%. General and administrative expenses for the first six months of fiscal 2001 amounted to 6.6% of net sales, compared to 15.0% during the first six months of fiscal 2000. These decreases in both the second quarter and first six months of fiscal 2001 are primarily due to a decrease in legal expenses, offset to a lesser extent by an increase in amortization of intangible assets.

     Other Income (Expense).  Other income totaled $117,000 in the second
     ----------------------
quarter of 2001, compared to $108,000 in the second quarter of 2000, an increase of $9,000 or 8%. The increase in other income for the second quarter of fiscal 2001 was primarily due to realized losses from the sale of marketable securities recorded in fiscal 2000 offset by decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents. For the six months ended January 31, 2001, other income totaled $309,000 compared to $614,000 for the corresponding period of the prior year, a decrease of $305,000 or 50%. The decrease in other income for the first six months of fiscal 2001 was primarily due to decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents, offset to a lesser extent by the realized losses from the sale of marketable securities recorded in fiscal 2000.

     Provision for Income Taxes.  The income tax provision for the second
     ---------------------------
quarter and first six months of fiscal 2001 was $61,000 and $520,000 respectively, or 12% and 26% of income before income taxes. The effective rate is less than the federal statutory rate due to changes in the valuation allowance. There was no provision for income taxes for the first quarter and first six months of fiscal 2000 due to changes in the valuation allowance. At January 31, 2001, the Company has a valuation allowance of approximately $1.8 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $300,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the effective tax rate. Approximately $1.5 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

     Liquidity and Capital Resources
     -------------------------------

     The Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants. The cash advances portion of the line of credit bears interest at the bank's prime rate, which was 8.75% at January 31, 2001.

     Cash and cash equivalents totaled $9,824,000 as of January 31, 2001, compared to $14,066,000 as of July 31, 2000. Net working capital as of January 31, 2001 was $28,616,000, compared to $27,192,000 as of July 31, 2000, and the
Company's current ratio was 4.0:1 as of January 31, 2001, compared to 3.3:1 as of July 31, 2000. The increases in working capital and current ratio were primarily due to cash used in and generated from operations, increases in inventory, and decreases in various accruals for expenses, offset by a decrease in accounts receivable.

     The Company had long-term debt of $794,000 as of January 31, 2001, compared to $942,000 as of July 31, 2000, with the decrease due to a payment made during the first quarter. The Company had net stockholders' equity of $31,818,000 as of January 31, 2001, compared to $30,369,000 as of July 31, 2000, with the difference due to operating results for the six months ended January 31, 2001.

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

     Risks Associated With Forward Looking Statements
     ------------------------------------------------

     From time to time, the Company may make certain statements that contain "forward-looking" information or statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "believe", "can", "will", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Report, and in the Company's other filings with the Securities Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

     General.  There are several risks and uncertainties that may affect the
     --------
future operating results, business and financial condition of the Company, including, but not limited to: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company's products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the
Company's major customers;   (4) the risks inherent in the design, development,
and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if
price-competitive;    (6) pricing pressures; (7) the risk that the Company may
not be able to obtain its products and supplies on substantially similar terms,
including cost, in order to sustain its operating margins;    (8) the risks
inherent in legal proceedings; (9) the uncertainty regarding the consumer response to the recall of certain of the Company's X Games helmets which did not comply with all applicable Consumer Product Safety Commission standards and on-going regulation under these standards; and (10) the uncertainty regarding the reaction of the retailers to the recall. Readers are also encouraged to refer to the Company's most recent annual report on Form 10-K for a further discussion of the Company's business and the risks and opportunities attendant thereto.

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

Item 4. Submissions of Matters to Vote of Security Holders
        --------------------------------------------------

        At the Annual Meeting of Stockholders on December 1, 2000, the following matters were voted on and approved:

        1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Kenneth N. Berns, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond
            (Jay) H. Losi II and Mark S. Siegel. A total of 4,531,102 shares voted, representing 98.8% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                                                       Votes          Votes
                                                        For          Against

                         Kenneth N. Berns             4,508,517       22,585
                         Michael T. Carr              4,508,517       22,585
                         Loren Hildebrand             4,508,517       22,585
                         Raymond H. Losi              4,508,517       22,585
                         Raymond H. Losi II           4,508,517       22,585
                         Mark S. Siegel               4,508,517       22,585

        2. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 2001 was ratified. 4,508,892 shares of common stock voted in favor of the proposal, 22,010 shares voted against and 200 shares abstained.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

               (a) Exhibits.
                   ---------

                   None

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

                            VARIFLEX, INC.



March 16, 2001       /s/ Raymond H. Losi II
                     ---------------------------------------------------------
                         Raymond H. Losi II
                         Chief Executive Officer (Principal Executive Officer)



March 16, 2001       /s/ Roger M. Wasserman
                     ------------------------
                         Roger M. Wasserman
                         Chief Financial Officer
                         (Principal Financial and Accounting Officer)