Form 10-Q
period 2001-04-30
VARIFLEX INC
filed 2001-06-14
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                              Commission File No.:
    April 30, 2001                                        0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                        95-3164466
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

                       ________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No ______
                                         -----

As of June 14, 2001, there were 4,584,432 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX

                                                                                 Page No.
                                                                                 --------

Part I  -  Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheets at
             April 30, 2001 and July 31, 2000...................................     3

             Consolidated Statements of Operations for the
             Three Month and Nine Month Periods Ended April 30, 2001 and 2000...     4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended April 30, 2001 and 2000..........................     5

             Notes to Consolidated Financial Statements.........................     6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................     7


Part II  -  Other Information

    Item 1.  Legal Proceedings..................................................    11

    Item 6.  Exhibits and Reports on Form 8-K...................................    11

                                    PART 1
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------


                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                         Aril 30,                July 31,
                                                                           2001                    2000
                                                                       -------------           ------------
Assets                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                            $   13,689              $   14,066
   Trade accounts receivable, less allowances of $425 and
      $421 as of April 30, 2001 and July 31, 2000, respectively              8,199                  13,412
   Inventory (finished goods)                                                9,703                   7,899
   Inventory (raw materials and work-in-process)                             1,026                   1,027
   Deferred income taxes                                                     1,283                   1,192
   Prepaid expenses and other current assets                                 2,150                   1,502
                                                                        ----------              ----------
Total current assets                                                        36,050                  39,098
Property and equipment, net                                                    303                     261
Intangible assets                                                            2,967                   3,326
Other assets                                                                   550                     532
                                                                        ----------              ----------
Total assets                                                            $   39,870              $   43,217
                                                                        ==========              ==========
Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                            $      550              $      957
   Accounts payable                                                            741                   1,869
   Accrued warranty                                                            633                   1,101
   Accrued salaries and related liabilities                                    520                   1,204
   Accrued co-op advertising                                                 2,078                   2,064
   Accrued returns and allowances                                              843                   1,367
   Accrued product liability claims                                            438                     414
   Accrued product recall expenses                                           1,018                   1,750
   Income taxes payable                                                          -                     221
   Other accrued expenses                                                      367                     759
   Current maturities of note payable                                          200                     200
                                                                        ----------              ----------
Total current liabilities                                                    7,388                  11,906

Note payable, less current maturities                                          820                     942

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                    -                       -
   Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,025,397 issued as of April 30, 2001
      and July 31, 2000                                                          9                       9
   Common stock warrants                                                       702                     702
   Additional paid-in capital                                               21,023                  21,023
   Retained earnings                                                        18,643                  17,350
   Treasury stock, at cost, 1,440,965 shares
      as of April 30, 2001 and July 31, 2000                                (8,715)                 (8,715)
                                                                        ----------              ----------
Total stockholders' equity                                                  31,662                  30,369
                                                                        ----------              ----------
Total liabilities and stockholders' equity                              $   39,870              $   43,217
                                                                        ==========              ==========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                               Nine months ended         Three months ended
                                                    April 30,                 April 30,
                                             --------------------       --------------------
                                                2001       2000            2001       2000
                                             ---------  ---------       ---------  ---------
Net sales                                    $ 46,280   $ 37,553        $ 10,845   $ 17,109
Cost of goods sold                             37,544     29,210           9,093     13,032
                                             ---------  ---------       ---------  ---------
Gross profit                                    8,736      8,343           1,752      4,077
                                             ---------  ---------       ---------  ---------

Operating expenses:
 Selling and marketing                          3,996      3,707           1,014      1,681
 General and administrative                     3,524      5,399           1,182      2,333
                                             ---------  ---------       ---------  ---------
Total operating expenses                        7,520      9,106           2,196      4,014
                                             ---------  ---------       ---------  ---------
Income (loss) from operations                   1,216       (763)           (444)        63
                                             ---------  ---------       ---------  ---------

Other income (expense):
 Loss on sale of marketable securities              -       (313)              -          -
 Interest expense                                 (78)         -             (26)         -
 Interest income and other                        513      1,270             152        343
                                             ---------  ---------       ---------  ---------
Total other income (expense)                      435        957             126        343
                                             ---------  ---------       ---------  ---------

Income (loss) before income taxes               1,651        194            (318)       406
(Benefit from) provision for income taxes         358          -            (162)         -
                                             ---------  ---------       ---------  ---------
Net income (loss)                             $ 1,293   $    194        $   (156)  $    406
                                             =========  =========       =========  =========

Net income (loss) per share of common stock:
 Basic                                        $  0.28   $   0.04        $  (0.03)  $   0.08
                                             =========  =========       =========  =========
 Diluted                                      $  0.27   $   0.04        $  (0.03)  $   0.08
                                             =========  =========       =========  =========
Weighted average shares outstanding:
 Basic                                          4,584      5,241           4,584      5,000
                                             =========  =========       =========  =========
 Diluted                                        4,780      5,368           4,584      5,080
                                             =========  =========       =========  =========

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                        Nine months ended
                                                             April 30,
                                                      -----------------------
                                                         2001         2000
                                                      ---------     ---------
Operating activities
Net income                                            $  1,293      $    194
Adjustments to reconcile net income to net cash
 used in operating activities:
  Depreciation and amortization                             95           130
  Amortization of intangibles                              359            73
  Non-cash interest charge                                  78             2
  Deferred income taxes                                    (91)         (139)
  Loss on sale of marketable securities                      -           313
  Loss on disposal of fixed assets                           -             2
  Changes in operating assets and liabilities:
   Trade accounts receivable                             5,213        (3,994)
   Inventory                                            (1,803)       (3,893)
   Prepaid expenses and other current assets              (648)          146
   Trade acceptances payable                              (407)          849
   Accounts payable                                     (1,128)        1,712
   Accrued product recall expenses                        (732)            -
   Other current liabilities                            (2,251)        1,505
                                                      ---------     ---------
Net cash used in operating activities                      (22)       (3,100)
                                                      ---------     ---------

Investing activities
Purchases of property and equipment                       (137)         (131)
Proceeds from sale of assets                                 -             4
Gross purchases of available-for-sale securities             -        (1,117)
Gross sales of available-for-sale securities                 -        10,151
Other assets                                               (18)       (1,867)
                                                      ---------     ---------
Net cash provided by (used in) investing activities       (155)        7,040
                                                      ---------     ---------

Financing activities
Purchase of treasury shares                                  -        (3,391)
Principal payment on note payable                         (200)            -
                                                      ---------     ---------
Net cash used in financing activities                     (200)       (3,391)
                                                      ---------     ---------

Net increase (decrease) in cash                           (377)          549
Cash and cash equivalents at beginning of period        14,066         5,343
                                                      ---------     ---------
Cash and cash equivalents at end of period            $ 13,689      $  5,892
                                                      =========     =========

Cash paid during the period for:
 Interest                                             $      -      $      -
 Income taxes                                         $  1,440      $    378


See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2000.


Note 2. Reclassifications

     Certain reclassifications have been made to the fiscal 2000 financial statements to conform with fiscal 2001 presentation.


Note 3. Earnings per Share

     Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three month period ended April 30, 2001, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. For the nine month period ended April 30, 2001, the number of shares used in the calculation of diluted earnings per share included 196,086 shares and for the three and nine month periods ended April 30, 2000, the number of shares used in the calculation of diluted earnings per share included 79,526 shares and 126,944 shares, respectively, issuable under stock options and warrants using the treasury stock method.


Note 4. Comprehensive Income (Loss)

     In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss). Total comprehensive income
(loss), which consists of net income (loss) and other comprehensive income
(loss) for the period, amounted to ($156,000) and $1,293,000, respectively, for the three and nine month periods ended April 30, 2001 and amounted to ($37,000) and ($567,000), respectively, for the three and nine month periods ended April 30, 2000.

Note 5. Segment Information

     Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three months ended April 30, 2001 and 2000, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, and scooters. The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets.

     Sales of similar products for that segment are as follows:

                             Nine months ended         Three months ended
                                 April 30,                   April 30,
                          ------------------------    ---------------------
                            2001           2000          2001        2000
                          ---------     ----------    ---------   ---------
                              (In thousands)              (In thousands)
Action sport products     $ 26,039      $ 21,387      $  2,155    $  5,984
Outdoor products            13,659        12,405         7,406       9,780
Protective products          7,908         4,314         1,622       1,949
Other products                 462           869            71          76
                          ---------     ---------     ---------   ---------
Total gross sales           48,068        38,975        11,254      17,789
Returns and allowances      (1,788)       (1,422)         (409)       (680)
                          ---------     ---------     ---------   ---------
Total net sales           $ 46,280      $ 37,553      $ 10,845    $ 17,109
                          =========     =========     =========   =========


Note 6. Legal Proceedings

     From time to time the Company is involved in claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition, results of operations, or cash flows.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


     Overview
     --------

     The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, portable instant canopies, and springless trampolines. The Company designs and develops these products, which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the third quarter of fiscal 2001 (the quarter
     ----------
ended April 30, 2001) totaled $10,845,000 compared to $17,109,000 for the third quarter of fiscal 2000, representing a decrease of $6,264,000 or 37%. The decrease in net sales for the third quarter primarily resulted from decreases in sales of in-line skates and trampolines, as well as smaller decreases in all of the Company's other product categories, except for an increase in sales of canopies. We believe the decreased sales were primarily attributable to retailers' excess inventory after the 2000 holiday season and the continuing slowdown in consumer spending. For the nine months ended April 30, 2001, net sales totaled $46,280,000 compared to $37,553,000 for the corresponding period of the prior year, representing an increase of $8,727,000 or 23%. The increase in net sales for the first nine months of fiscal 2001 primarily resulted from increases in sales of all of the Company's product categories, except for a decrease in sales of in-line skates and trampolines.

     The following table shows the Company's major product categories as a percentage of total gross sales for the third quarter and first nine months of fiscal 2001 compared to the third quarter and first nine months of fiscal 2000. Action sport products include in-line skates, skateboards, and scooters (which were separately reported for the third quarter and first nine months of fiscal
2000). The outdoor products include portable instant canopies and springless trampolines (which were separately reported for the third quarter and first nine months of fiscal 2000). Protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets (which were reported as recreational safety and athletic protective products for the third quarter and first nine months of fiscal 2000):

                                                  Quarter ended April 30,             Nine months ended April 30,
                                          --------------------------------      -------------------------------------
                                                2001               2000              2001                 2000
                                          --------------      ------------      --------------      -----------------
Action sport products                            19%                34%               54%                  55%
Outdoor products                                 66%                55%               29%                  32%
Protective products                              15%                11%               17%                  11%
Other products                                   (*)                (*)               (*)                   2%
                                          --------------      ------------      --------------      -----------------
     Total                                      100%               100%              100%                 100%
                                          ==============      ============      ==============      =================

     _____________________
     (*) Less than one-half of one percent.

     Gross Profit.  Gross profit for the third quarter of fiscal 2001 totaled
     -------------
$1,752,000 compared to $4,077,000 for the third quarter of fiscal 2000, a decrease of $2,325,000 or 57%. The Company's gross margin was 16.2% of net sales for the quarter ended April 30, 2001, compared to 23.8% for the quarter ended April 30, 2000. The decrease in gross margin percentage was primarily the result of sales of most of the Company's product categories at lower margins due to the slowdown in the retail sector, offset to a lesser degree by increased sales of higher margin canopies. Gross margin was 18.9% for the nine months ended April 30, 2001, compared to 22.2% for the nine months ended April 30, 2000. The decrease in gross margin was primarily due to the same factors that impacted the third quarter, as discussed above, as well as increased inventory storage costs, workers' compensation insurance costs, and product liability insurance costs. There can be no assurance that the Company can continue to obtain its products from suppliers at sufficiently low costs to fully offset the downward pressure on sales prices for certain product categories in order to sustain or improve present gross profit margins.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$1,014,000 for the third quarter of 2001, compared to $1,681,000 in the third quarter of 2000, a decrease of $667,000 or 40%. Selling and marketing expenses for the third quarter of fiscal 2001 thus amounted to 9.3% of net sales, compared to 9.8% during the third quarter of fiscal 2000. The decrease in the dollar amount for the third quarter was primarily due to decreases in various expenses, such as co-op advertising and sales commissions, that are directly related to sales and decreased correspondingly with the lower sales level discussed in the net sales section. The decrease in expenses as a percentage of net sales was primarily due to additional sales commissions recorded in the third quarter of 2000 as a result of a special commission arrangement on a large sale of trampoline systems to one customer during that time period. For the nine months ended April 30, 2001, selling and marketing expenses totaled $3,996,000 compared to $3,707,000 for the corresponding period of the prior year, representing an increase of $289,000 or 8%. Selling and marketing expenses for the first nine months of fiscal 2001 thus amounted to 8.6% of net sales, compared to 9.9% during the first nine months of fiscal 2000. The increase in the dollar amount for the first nine months of fiscal 2001 was primarily due to an increase in co-op advertising that is directly related to sales and increased correspondingly with the higher sales levels discussed in the net sales section. The decrease in expenses as a percentage of net sales was primarily due to certain expenses, such as salaries and wages and some promotional expenses, that are fixed in amount and are not directly related to the increased net sales discussed above.

     General and administrative expenses totaled $1,182,000 in the third quarter of 2001, compared to $2,333,000 in the third quarter of 2000, a decrease of $1,151,000 or 49%. General and administrative expenses for the third quarter of fiscal 2001 amounted to 10.9% of net sales, compared to 13.6% during the third quarter of 2000. For the nine months ended April 30, 2001, general and administrative expenses totaled $3,524,000 compared to $5,399,000 for the corresponding period of the prior year, representing a decrease of $1,875,000 or 35%. General and administrative expenses for the first nine months of fiscal 2001 amounted to 7.6% of net sales, compared to 14.4% during the first nine months of fiscal 2000. These decreases in both the third quarter and first nine months of fiscal 2001 are primarily due to a decrease in legal expenses, offset to a lesser extent by an increase in amortization of intangible assets and an insurance recovery in fiscal 2000 related to prior fiscal years.

     Other Income (Expense).  Other income totaled $126,000 in the third quarter
     ----------------------
of 2001, compared to $343,000 in the third quarter of 2000, a decrease of $217,000 or 63%. The decrease in other income for the third quarter of fiscal 2001 was primarily due to decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents. For the nine months ended April 30, 2001, other income totaled $435,000 compared to $957,000 for the corresponding period of the prior year, a decrease of $522,000 or 55%. The decrease in other income for the first nine months of fiscal 2001 was primarily due to decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents, offset to a lesser extent by the realized losses from the sale of marketable securities recorded in fiscal 2000.

     (Benefit from) Provision for Income Taxes.  The income tax provision for
     -------------------------------------------
the third quarter of fiscal 2001 was a benefit of $162,000 or 51% of loss before taxes and for the first nine months of fiscal 2001, the income tax provision was a provision of $358,000 or 22% of income before taxes. The effective tax rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. There was no provision for income taxes for the third quarter and first nine months of fiscal 2000 due to changes in the valuation allowance. At April 30, 2001, the Company had a valuation allowance of approximately

$1.8 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $300,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the effective tax rate. Approximately $1.5 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalents totaled $13,689,000 as of April 30, 2001, compared to $14,066,000 as of July 31, 2000. Net working capital as of April 30, 2001 was $28,662,000, compared to $27,192,000 as of July 31, 2000, and the
Company's current ratio was 4.9:1 as of April 30, 2001, compared to 3.3:1 as of July 31, 2000. The increases in working capital and current ratio were primarily due to cash used in and generated from operations, increases in inventory, and decreases in various accruals for expenses, offset by a decrease in accounts receivable.

     The Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. At April 30, 2001, approximately $7,000,000 was available for borrowing and no cash advances were outstanding under the credit facility. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. At April 30, 2001, approximately $2,000,000 in letters of credit were issued. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants. The cash advances portion of the line of credit bears interest at the bank's prime rate, which was 7.5% at April 30, 2001.

     The Company had long-term debt of $820,000 as of April 30, 2001, compared to $942,000 as of July 31, 2000, with the decrease due to a payment made during the first quarter. The Company had net stockholders' equity of $31,662,000 as of April 30, 2001, compared to $30,369,000 as of July 31, 2000, with the difference due to operating results for the nine months ended April 30, 2001.

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

                    None.

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

                                VARIFLEX, INC.



June 14, 2001        /s/ Raymond H. Losi II
                     ------------------------
                         Raymond H. Losi II
                         Chief Executive Officer (Principal Executive Officer)



June 14, 2001        /s/ Roger M. Wasserman
                     ------------------------
                         Roger M. Wasserman
                         Chief Financial Officer (Principal Financial and Accounting Officer)