Form 10-K405
period 2001-07-31
VARIFLEX INC
filed 2001-10-29
CIK 921366

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2001            Commission File No.:  0-24338

                                 VARIFLEX, INC.

             (Exact name of Registrant as specified in its charter)

            Delaware                                     95-3164466
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                           5152 North Commerce Avenue
                           Moorpark, California 93021
                    (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (805) 523-0322
                           _________________________

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value per share

                           _________________________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the Common Stock held by non affiliates of the Registrant as of October 15, 2001 was approximately $4,715,106 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Shares of $.001 par value Common Stock outstanding at October 15, 2001:
4,603,771 shares.

                           _________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on December 3, 2001 are incorporated by reference into Part III of this Form 10-K.

________________________________________________________________________________

     Statements in this Annual Report on Form 10-K as well as oral statements that may be made by Variflex, Inc. (the "Company") or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, trend analysis and other information contained in this Form 10-K relative to markets for the Company's products and trends in net sales, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "plan," "estimate," "expect," "intend," "could," "believe," "may," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to: the risk of reduction in consumer demand for the product categories in which the Company does business or for the Company's products in particular; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices which are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive; and the risk that the Company may not be able to obtain its products and supplies on substantially similar terms, including cost. In addition, the Company's business, operations and financial condition are subject to risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Actual results of operations may differ materially from those contained in the forward-looking statements. We do not undertake any obligation to release publicly any revision to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. For a discussion of factors that might cause such a difference, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Factors That Could Affect Operating Results."

                                     PART I

Item 1.  Business.

     (a) General Development of Business.

         The Company is a distributor and wholesaler in the United States of in-line skates, skateboards, scooters, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, portable instant canopies, and springless trampolines. The Company designs and develops these products which are then manufactured to the Company's detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

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

     (c) Narrative Description of Business. Products.

         A historical principal product of the Company has been in-line roller skates, which feature wheels mounted in a straight line on a composite plastic chassis, functioning much like the blade on an ice skate. The Company currently sells various models of in-line skates to the mass market under the Variflex(R) brand.

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

         The Company has developed and markets its Quik Shade(R) instant canopy, which has become a principal product, and is designed to offer portable shade and shelter for a variety of uses with the convenience of easy set-up and take-down. The Company presently offers multiple models of the Quik Shade(R) and a line of Quik Shade(R) accessories.

     The Company also markets a line of recreational protective helmets. Different helmets are marketed to cyclists, skateboarders and in-line skaters. The Company presently has adult helmet models, young adult models, youth models, child models and toddler models. Each model features ventilated aerodynamic designs with adjustable straps, and each comes in a variety of colors and graphics. The Company's helmets are manufactured by independent contractors using either a process of injecting a polyurethane foam or expanded polystyrene
(EPS) to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. These helmets currently meet or exceed the applicable standards of the American Society for Testing and Materials (ASTM) or the Consumer Product Safety Commission (CPSC). In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable CPSC standards. The recall was completed during 2001. Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards.

     The following table shows the Company's major product categories as a percentage of total gross sales for the fiscal years ended July 31, 2001, 2000, and 1999. Action sport products include in-line skates, skateboards, and scooters (which were separately reported for the fiscal years ended July 31, 2000 and 1999). The outdoor products include portable instant canopies and springless trampolines (which were separately reported for the fiscal years ended July 31, 2000 and 1999). Protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets:

                                       2001            2000            1999
                                    -----------     -----------     ----------
       Action sports products           48%             51%             66%
       Outdoor products                 37%             34%             18%
       Protective products              15%             13%              7%
       Other products                   (*)              2%              9%
                                      ----            ----            ----
           Total                       100%            100%            100%
                                      ====            ====            ====
______________________________________
(*) Less than one-half of one percent.

     The Company's products are marketed in North America primarily through a network of independent sales representatives and marketing organizations, through attendance by representatives of the Company at industry trade shows and through customer visits by Company employees. The Company's current customers consist primarily of national mass merchandisers, regional mass merchandisers, catalog houses, major sporting goods chains, major home improvement chains, and international exporters. The Company began expanding international marketing in fiscal 2001. The Company's wholly owned subsidiary, Oketa Ltd., was used to facilitate sales and the shipment of products to international customers and to customers in the United States who desired to purchase product through international letter of credit transactions. The Company closed Oketa Ltd. and is conducting all of its business directly through Variflex, Inc. in fiscal 2002.

     Status of products in development.

     The Company frequently changes the cosmetic features of its products, such as graphics and colors, and attempts to develop new products or new designs for existing products in response to customer requests or changes in consumer preferences.

     During 2001, the Company introduced additional models of its Quik Shade(R)portable instant canopy. A U.S. Patent was issued for the Quik Shade(R)during 1998. In August 2001, the Company began developing snow helmets. In addition, as disclosed under "Patents, trademarks, licenses, franchises, and concessions," the Company is developing a line of products using images from the popular "Rocket Power" cartoon.

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

     The Company holds or has pending certain design patents and utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R), Static(R), Quik Shade(R) and Airzone(TM) trademarks in the United States, and actively protects against any unauthorized use in any other parts of the world. Registration of various other trademarks for the Company's products are pending.

     During 2001, the Company entered into a non-exclusive license agreement to produce a line of in-line skates, helmets, scooters, skoot skates, skateboards, protective pads, accessories, and new products (hockey sets, body boards, and pogo sticks) to be introduced in the future under the "Rocket Power" brand. "Rocket Power" is a popular cartoon program that features kids participating in extreme sports. The agreement ends in December, 2003.

     During 1999, the Company entered into an exclusive license agreement with Product Resource and Development, Inc. to manufacture and market a springless trampoline that uses an elastic material to provide the bounce and lift. The agreement gives the Company worldwide rights to the patented technology for the duration of the patent. The trampolines are being sold under the Airzone(TM) and Ultraflex brands. Additionally, the Company markets trampoline enclosures and trampoline covers.

     The Company, during 1999, entered into a non-exclusive license agreement to produce a line of in-line skates, accessories, snowboards, helmets, yo-yo's, and skateboards under the "X Games" brand. This agreement ends in December, 2001.

     Major customers.

     The Company had one customer, Toys "R" Us, which individually accounted for more than 10% of the Company's sales in 2001. The loss of any one or more of the Company's major customers could have a material adverse effect upon the Company.

     Backlog.

     The Company had approximately $2,868,000 in unfilled purchase orders as of September 30, 2001, compared to approximately $15,526,000 as of September 30, 2000. This significant decrease is due primarily to a combination of the overall downturn in the economy (including a less positive forecast for the 2001 holiday season) and the decrease in demand for scooters. The Company believes that substantially all of these unfilled orders will be filled in the 2002 fiscal year. Of the backlog as of September 30, 2001, approximately $148,000 represented orders for products which had not yet been received from suppliers as of that date. Substantially all of the remaining $2,720,000 of the backlog at September 30, 2001 represents fall booking orders of products on hand to be shipped at future dates.

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

     Independent research indicates that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company's primary competitors in the mass market include Roller Derby (CAS), Seneca and certain models from Rollerblade, Inc. (Blade Runner). In the case of recreational protective equipment, Franklin Sports is the Company's primary competitor in the mass market. Bell Sports Corp. (Bell) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational helmet mass market. For instant canopies, the Company's primary competitors are International E-Z Up, Inc. and Enviroworks, Inc. For trampolines, the Company's primary competitors are Jumpking, Inc. and Hedstrom. In addition, the Company may compete with its primary customers when such customers directly source products that the Company sells.

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

        Employees.

        As of July 31, 2001, the Company employed approximately 93 full-time employees. None of the Company's employees are represented by unions.

Item 2. Properties.

        The Company's principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company's corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company's products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also leases an immediately adjacent 31,233 square foot building, consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2005 with a five-year renewal option, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on commercially satisfactory terms. The Company also leases in a building located in nearby Oxnard, California, 50,092 square feet consisting of additional warehouse space. The lease for this facility expires June 18, 2002, with two one-year renewal options. The Company also stores inventory in temporary facilities from time to time as required due to the timing of shipments.

        Management believes that the Company's present facilities will be adequate for the near future.

Item 3. Legal Proceedings.

        From time to time, the Company is involved in other claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance or these matters will not have a material and adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's stockholders during the quarter ended July 31, 2001.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

   (a)  Market Information.

        The high and low last sale prices for the Company's Common Stock, as reported on the Nasdaq National Market, during each of the quarters of the fiscal years ended July 31, 2000 and 2001 were as follows (per share):

                                               High          Low
                                               ----          ---
              Quarter ended:
                October 31, 1999               6.44          5.13
                January 31, 2000               6.38          5.38
                April 30, 2000                 6.25          4.50
                July 31, 2000                  6             4.63
                October 31, 2000               6.91          3.50
                January 31, 2001               8.94          4.75
                April 30, 2001                 9             7
                July 31, 2001                  7.67          5.50

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "VFLX." As of October 15, 2001, the closing sale price of the Company's Common Stock on the Nasdaq National Market was $4.70.

    (b) Holders.

        There were 93 holders of record of the Company's Common Stock on October 9, 2001.

    (c) Dividends.

        The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. The Delaware General Corporation Law also restricts the Company's ability to pay dividends. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (1) out of the corporation's surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation's net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company's financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deems relevant.

Item 6. Selected Financial Data.

        The following selected consolidated financial data with respect to the Company's consolidated financial position as of July 31, 2001 and 2000 and results of operations for the years ended July 31, 2001, 2000, and 1999 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company's consolidated financial position as of July 31, 1999, 1998, and 1997 and results of operations for the years ended July 31, 1998 and 1997 has been derived from the Company's audited consolidated financial statements, which are not presented in this Annual Report.

                                                                           (In thousands, except per share data)
                                                          ------------------------------------------------------------------------
                                                                 2001           2000           1999           1998         1997
                                                                 ----           ----           ----           ----         ----
Operations Data:
   Net sales                                                   $59,164        $55,201        $37,370        $43,148      $51,661
   Pre-tax income (loss)                                         1,726         (1,983)           983         (2,704)      (3,083)
   Net income (loss)                                             1,346         (1,983)           803         (3,488)      (1,805)
   Net income (loss) per share:
      Basic                                                      $0.29         ($0.39)       $  0.14         ($0.58)      ($0.30)
      Diluted                                                    $0.28         ($0.39)       $  0.14         ($0.58)      ($0.30)
   Weighted average shares outstanding:
      Basic                                                      4,584          5,092          5,817          6,025        6,025
      Diluted                                                    4,797          5,092          5,860          6,025        6,025

Balance Sheet Data:
   Total assets                                                $39,574        $43,217        $40,617        $44,755      $47,893
   Working capital                                              28,844         27,192         34,072         39,283       40,210
   Long-term obligations                                           846            942              -              -            -
   Stockholders' equity                                         31,715         30,369         35,561         39,872       43,100

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Net sales consists of invoiced sales less estimated returns and allowances. The Company sells its products primarily through mass merchandise, major sporting goods, and major home improvement channels. The Company uses independent sales representatives to provide sales support.

        Costs of goods sold consists of product costs and freight, which are recognized as related revenues are recorded, as well as distribution and warehouse costs, including payroll expenses and facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers.

     Operating expenses consist of selling and marketing costs and general and administrative costs. Selling and marketing costs consist of payroll expenses, sales commissions, co-op advertising and other promotional items. General and administrative costs consist of payroll expenses, legal expenses, accounting expenses, information systems expenses, product development expenses, intangible amortization expenses, and other overhead expenses.

     Other income and expenses consists of interest income, interest expense and other non-operating items.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 supersedes APB No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this statement with respect to any business combination entered into after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.

     Goodwill and other intangible assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies if their fiscal year begins after March 15, 2001. The Company elected early adoption of SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 did not have an impact on the Company's financial statements.

     In April 2001, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company adopted EITF 00-25 effective August 1, 2001. Accordingly, beginning August 1, 2001, certain charges for cooperative advertising will be reflected as a reduction of revenue. Cooperative advertising expenses for the years ended July 31, 2001, 2000, and 1999 were $1,451,000, $1,915,000, and $893,000, respectively.


Results of Operations

     Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

     Net Sales. Net sales for the fiscal year ended July 31, 2001 totaled $59,164,000, an increase of $3,963,000, or 7% from fiscal 2000 net sales of $55,201,000. Significant increases in volume with respect to the Company's portable instant canopies, scooters, and recreational protective equipment, offset to a lesser extent by decreases in volume in in-line skates and trampolines, were the primary factors leading to the increase in total sales.

     With respect to action sport products (which include in-line skates, skateboards and scooters and were separately reported for fiscal 2000), gross sales for fiscal 2001 totaled $29,504,000, a decrease of approximately $44,000, or less than 1%, compared to fiscal 2000. The minor decrease in sales was primarily due to sales of two offsetting product categories: (1) a significant decrease in volume of in-line skates, which was primarily attributable to retailers excess inventory after the 2000 holiday season and the slowdown in consumer spending; and (2) a significant increase in volume of scooters, which was primarily due to the industry-wide increase in consumer demand for the 2000 holiday season for mini-scooters.

     Gross sales of outdoor products (which include portable instant canopies and springless trampolines and were separately reported for fiscal 2000) during fiscal 2001 totaled $22,439,000, an increase of approximately $2,834,000, or 14%, compared to fiscal 2000. The increase in sales was primarily due to increased sales of portable instant canopies as a result of the introduction of additional models during 2001 and increased distribution in major home improvement chains, national mass merchandisers, and major sporting goods chains. The increased canopy sales were offset to a lesser extent by a decrease in sales of trampolines, which was primarily due to the approximate $6,200,000 order received from one customer during fiscal 2000 with no repeat order in fiscal 2001.

     Gross sales of protective products (which include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets) during fiscal 2001 totaled $9,175,000, an increase of approximately $1,686,000, or 23%, compared to fiscal 2000. The increase in sales was primarily due to increased sales of X Games aggressive skater helmets and X Games protective equipment under the X Games license agreement, which expires in December 2001.

     Sales to the Company's four largest accounts during fiscal 2001 represented 54% of the Company's gross sales in fiscal 2001, compared to 69% for the four largest accounts during fiscal 2000.

     By major product category, action sport products, outdoor products, protective products, and other products, accounted for 48%, 37%, 15%, and 0% respectively, of the Company's total gross sales during fiscal 2001, compared to 51%, 34%, 13%, and 2% during fiscal 2000.

     Gross Profit. Gross profit for the fiscal year ended July 31, 2001 decreased by $1,791,000 compared to the fiscal year ended July 31, 2000, representing a 15% decrease. The Company's gross profit margin as a percentage of net sales was 17.8% in fiscal 2001, compared with 22.3% in fiscal 2000. The decrease in gross margin dollar amount and percentage was primarily the result of sales of most of the Company's product categories at lower margins and the writedown of slow-moving inventory due to the slowdown in the retail sector, offset to a lesser degree by increased sales of higher margin canopies, as well as increased inventory storage costs, workers' compensation insurance costs, and product liability insurance costs.

     Operating Expenses. The Company's operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 2001 totaled $9,365,000, or 15.8% of net sales. Operating expenses for fiscal 2000 were $12,163,000, or 22.0% of net sales.

     Selling and marketing expenses decreased by $80,000, or 2%, to $5,155,000 for fiscal 2001 compared to fiscal 2000. Selling and marketing expenses for fiscal 2001 amounted to 8.7% of net sales, compared to 9.5% in the prior year. The decrease in dollar amount and as a percentage of net sales was primarily due to a decrease in sales commissions due to a special commission arrangement on a large sale of trampoline systems to one customer in fiscal 2000 and lower co-op advertising expense, offset by increased write-offs for uncollectible accounts, and increased international sales expenses.

     General and administrative expenses decreased by $435,000, or 8%, to $4,743,000 for fiscal 2001 compared to fiscal 2000. General and administrative expenses for fiscal 2001 amounted to 8.0% of net sales, compared to 9.4% in fiscal 2000. The decrease in dollar amount was primarily due to a decrease in legal expenses, offset to a lesser extent by an increase in amortization of intangible assets.

     In fiscal 2001, the Company recorded an increase to income of $533,000 due to the reversal of the unneeded portion of the estimated product recall liability recorded in fiscal 2000. The estimated product recall charge of $1,750,000 related to the voluntary recall of certain of the Company's X Games helmets.

     Other Income (Expense). Other income (expense) for the fiscal year ended July 31, 2001 was income of $572,000, a change of $2,702,000, compared to an expense of $2,130,000 for the fiscal year ended July 31, 2000. This change was primarily due to the realized losses from the sale of marketable securities recorded in fiscal 2000, offset to a lesser extent by decreased interest income as a result of the Company having a reduced amount of marketable securities and cash equivalents.

     Provision for Income Taxes. The income tax provision for fiscal 2001 was $380,000, or 22% of income before taxes. The effective rate is less than the federal statutory rate due to changes in the valuation allowance. There was no provision for income taxes for fiscal 2000 due to reductions in the valuation allowance. At July 31, 2001, the Company had a valuation allowance of approximately $1.8 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $300,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the effective tax rate. Approximately $1.5 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

     Weighted Average Shares Outstanding. The weighted average shares outstanding in fiscal 2001 decreased from that of fiscal 2000 and fiscal 1999 due to several repurchases by the Company of its stock in those earlier periods.

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

Liquidity and Capital Resources

     The Company funds its activities principally from cash flow generated from operations and credit facilities with institutional lenders. Cash and cash equivalents available for sale totaled $16,612,000 as of July 31, 2001, compared to $14,066,000 as of July 31, 2000. Net working capital as of July 31, 2001 was $28,844,000 compared to $27,192,000 as of July 31, 2000, and the Company's current ratio was 5.1:1 as of July 31, 2001, compared to 3.3:1 as of July 31, 2000. The increases in working capital and current ratio were primarily due to cash generated from operations and increases in inventory and accounts receivable, offset to a lesser extent by increases in current liabilities. Short-term investments fluctuate on a daily basis as a result of changes in working capital components.

     The Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. A July 31, 2001, approximately $7,000,000 was available for borrowing and no cash advances were outstanding under the credit facility. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. At July 31, 200l, approximately $1,900,000 in letters of credit were issued. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants. The cash advances portion of the line of credit bears interest at the bank's prime rate, which was 6.75% at July 31, 2001.

     The Company had long-term debt of $846,000 as of July 31, 2001, compared to $942,000 as of July 31, 2000, with the decrease due to a payment made during the first quarter of fiscal 2001. The Company had net stockholders' equity of $31,715,000 as of July 31, 2001, compared to $30,369,000 as of July 31, 2000, with the difference due to operating results for the fiscal year ended July 31, 2001.

     Capital expenditures for fiscal 2001 totaled $166,000 compared to $157,000 during fiscal 2000. The increase is primarily due to the acquisition of computer equipment for approximately $70,000 and a new show booth for approximately $55,000 compared to $67,000 and $51,000, respectively, for such expenditures during the prior year.

Future Liquidity and Financial Position

     The Company intends to continue to focus upon building and maintaining its existing product lines. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products which would offer a strategic fit with the Company's existing products and its sourcing and distribution channels in the mass market. The Company began in fiscal 2001 expanding international distribution and is developing additional distribution arrangements in order to take further advantage of growth opportunities which management believes exist for its products outside the United States.

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

     Fluctuations in the Company's Quarterly Operating Results May Negatively Affect the Company's Stock Price. The Company's quarterly results may fluctuate from quarter to quarter in the future due to a variety of factors, not all of which are under the Company's control. Some of the factors that could cause the Company's revenues and operating results to fluctuate include the following:

     . the mix of products sold;

     . the introduction of new products or delays in such introductions;

     . the introduction or announcement of new products by the Company's competitors;

     . customer acceptance of new products;

     . shipment delays;

     . competitive pricing pressures;

     . the adverse effect of suppliers' or the Company's failure, and allegations of their failure, to comply with applicable regulations;

        . the availability and cost to its suppliers of raw materials;

        . the introduction of its products into new markets;

        . unanticipated changes in the timing of customer promotions;

        . increased operating expenses; and

        . economic conditions in general and in the retail sector in particular.

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

        In addition, economic conditions in Asia could have a material and adverse impact upon the Company's ability to procure products from suppliers. Any economic and financial difficulties experienced in Asia could cause a delay or inability to procure products from the Company's suppliers which could have a material adverse effect on its business, operating results and financial condition. However, the Company may be able to move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country.

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

        With respect to the Company's own patents, service marks, trademarks, trade secrets and similar intellectual property, the Company considers such proprietary rights as critical to its success, and relies on patent and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company holds or has pending certain design patents and utility patents and employs various trademarks, trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex(R), Static(R), Quik Shade(R) and Airzone(TM) trademarks in the United States, and actively protects against any unauthorized use in any other parts of the world. Registration of various other trademarks of the Company's products are pending.

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

         Current licenses held under the X Games brand and the Rocket Power brand are short-term contractual arrangements. Any extension or modification of these licenses is subject to the approval of both the licensor and Variflex. The X Games license is not being extended and ends in December, 2001. There are no assurances that the Rocket Power license will be extended on similar terms or that any extensions of the agreement will be made.

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

         Dependence on Key Personnel. The Company's performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Raymond (Jay) H. Losi II, who has entered into an employment agreement with the Company, which currently is on a month-to-month basis. The loss of Mr. Losi II could have a material and adverse effect on the Company. Although the Company carries a $5,000,000 life insurance policy on Mr. Losi II, no assurance can be given that the proceeds will be sufficient to protect against such a loss. The Company's performance also depends on the Company's ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material and adverse effect on the Company's business, prospects, financial condition, and results of operations. Other than the aforementioned exceptions, the Company has long-term employment agreements with only a few of its key personnel. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

         Consumer Regulation of Company Products. Certain of the Company's products are subject to regulation by the Federal Consumer Products Safety Commission (the "CPSC"), and may therefore be subject to recall request by the CPSC. In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable CPSC standards. This recall was completed in fiscal 2001. In fiscal 2000, the Company recorded an estimated product recall charge relating to these helmets, which was adjusted downward in fiscal 2001. Although the Company is not aware of any current proceeding by the CPSC which would result in the recall of the Company's products, any such proceeding could have a material and adverse effect on the Company's business, prospects, financial condition and results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to changes in interest rates primarily from its investments in short-term instruments and money market funds. These investments are subject to risks associated with the level of volatility within the various financial markets, changes in interest rates, the condition of the United States and world economies and many other factors. The Company also has interest rate sensitivity related to its revolving direct advance line of credit. The Company currently has no derivative financial instruments.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements and schedules included herein are listed in
Item 14.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Woodland Hills, California
September 21, 2001

                                 VARIFLEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                                                          July 31
                                                                                         -------------------------------------------
                                                                                              2001                     2000
                                                                                         ------------------       ------------------
Assets
Current assets:
   Cash and cash equivalents                                                             $           16,612       $          14,066
   Trade accounts receivable, less allowances of $436 and
      $421 as of July 31, 2001 and 2000, respectively                                                 8,067                  13,412
   Inventory                                                                                          8,164                   8,926
   Deferred income taxes                                                                              1,337                   1,192
Prepaid expenses and other current assets                                                             1,677                   1,502
                                                                                         ------------------       -----------------
Total current assets                                                                                 35,857                  39,098
Property and equipment, net                                                                             295                     261
Intangible assets                                                                                     2,848                   3,326
Other assets                                                                                            574                     532
                                                                                         ------------------       ------------------
Total assets                                                                             $           39,574       $          43,217
                                                                                         ==================       ==================
Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                                             $              537       $             957
   Accounts payable                                                                                   1,141                   1,869
   Accrued warranty                                                                                     848                   1,101
   Accrued salaries and related liabilities                                                             684                   1,204
   Accrued co-op advertising                                                                          1,882                   2,064
   Accrued returns and allowances                                                                       730                   1,367
   Accrued product liability claims                                                                     418                     414
   Accrued product recall expenses                                                                        -                   1,750
   Income taxes payable                                                                                   -                     221
   Other accrued expenses                                                                               573                     759
   Current maturities of note payable                                                                   200                     200
                                                                                         ------------------       ------------------
Total current liabilities                                                                             7,013                  11,906

Note payable, less current maturities                                                                   846                     942

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized,
      none issued and outstanding                                                                         -                       -
   Common stock, $.001 par value, 40,000,000 shares authorized,
      6,025,397 issued as of July 31, 2001 and 2000                                                       9                       9
   Common stock warrants                                                                                702                     702
   Additional paid-in capital                                                                        21,023                  21,023
   Retained earnings                                                                                 18,696                  17,350
   Treasury stock, at cost, 1,440,965 shares
         as of July 31, 2001 and 2000                                                                (8,715)                 (8,715)
                                                                                         ------------------       ------------------
Total stockholders' equity                                                                           31,715                  30,369
                                                                                         ------------------       ------------------
Total liabilities and stockholders' equity                                               $           39,574       $          43,217
                                                                                         ==================       ==================


See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                               Year Ended July 31
                                                                           ---------------------------------------------------------
                                                                                 2001                  2000                1999
                                                                           ------------------     ----------------    --------------

Net sales                                                                  $           59,164     $         55,201    $      37,370
Cost of goods sold                                                                     48,645               42,891           29,872
                                                                           ------------------     ----------------    --------------
Gross profit                                                                           10,519               12,310            7,498
                                                                           ------------------     ----------------    --------------
Operating expenses:
   Selling and marketing                                                                5,155                5,235            4,118
   General and administrative                                                           4,743                5,178            4,495
   Product recall (income) charge                                                        (533)               1,750                -
                                                                           ------------------     ----------------    --------------
Total operating expenses                                                                9,365               12,163            8,613
                                                                           ------------------     ----------------    --------------
Income (loss) from operations                                                           1,154                  147           (1,115)
                                                                           ------------------     ----------------    --------------

Other income (expense):
   Loss on sale of marketable securities                                                    -               (3,712)               -
   Interest expense                                                                      (104)                 (32)               -
   Interest income and other                                                              676                1,614            2,098
                                                                           ------------------     ----------------    --------------
Total other income (expense)                                                              572               (2,130)           2,098
                                                                            ------------------     ----------------    -------------

Income (loss) before income taxes                                                       1,726               (1,983)             983
Provision for income taxes                                                                380                    -              180
                                                                           ------------------     ----------------    --------------
Net income (loss)                                                          $            1,346     $         (1,983)   $         803
                                                                           ==================     ================    ==============

Net income (loss) per share of common stock:
   Basic                                                                   $             0.29     $          (0.39)   $        0.14
                                                                           ==================     ================    ==============
   Diluted                                                                 $             0.28     $          (0.39)   $        0.14
                                                                           ==================     ================    ==============
Weighted average shares outstanding:
   Basic                                                                                4,584                5,092            5,817
                                                                           ==================     ================    ==============
   Diluted                                                                              4,797                5,092            5,860
                                                                           ==================     ================    ==============


See accompanying notes.

                                 VARIFLEX, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)


                                                                                         Accumulated
                                                           Common   Additional              Other
                                         Common Stock      Stock     Paid-In   Retained Comprehensive    Treasury Stock
                                         ------------                                                    --------------
                                       Shares    Amount   Warrants   Capital   Earnings Income (Loss)   Shares    Amount    Total
                                       ------    ------   --------   -------   -------- -------------   ------    ------    -----

Balance at July 31, 1998              6,025,397  $    9   $    702  $  21,023  $ 18,530 $       (392)         -  $     -  $ 39,872
 Comprehensive loss:
  Net unrealized holding losses on
   debt securities available for sale         -       -          -          -         -       (2,040)         -        -    (2,040)
  Net income                                  -       -          -          -       803            -          -        -       803
                                                                                                                          --------
 Total comprehensive loss                                                                                                   (1,237)
 Purchase of treasury shares                  -       -          -          -         -            -    512,979   (3,074)   (3,074)
                                      ---------  ------   --------  ---------  -------- ------------  ---------  -------- --------
Balance at July 31, 1999              6,025,397       9        702     21,023    19,333       (2,432)   512,979   (3,074)   35,561
 Comprehensive income (loss):
  Net realized losses on debt
   securities sold                            -       -          -          -         -        2,432          -        -     2,432
  Net Loss                                    -       -          -          -    (1,983)           -          -        -    (1,983)
                                                                                                                          --------
 Total comprehensive income                                                                                                    449
 Purchase of treasury shares                  -       -          -          -         -            -    927,986   (5,641)   (5,641)
                                      ---------  ------   --------  ---------  -------- ------------  ---------  -------- --------
Balance at July 31, 2000              6,025,397       9        702     21,023    17,350            -  1,440,965   (8,715)   30,369
 Comprehensive income:
  Net income                                  -       -          -          -     1,346            -          -        -     1,346
                                                                                                                          --------
 Total comprehensive income                                                                                                  1,346
                                      ---------  ------   --------  ---------  --------  -----------  --------- --------  --------
Balance at July 31, 2001              6,025,397  $    9   $    702  $  21,023  $ 18,696  $         -  1,440,965 $ (8,715) $ 31,715
                                      =========  ======   ========  =========  ========  ===========  ========= ========  ========

See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Year Ended July 31
                                                                    ------------  -----------    -----------
                                                                        2001          2000           1999
                                                                    ------------  -----------    -----------
Operating activities
Net income (loss)                                                   $   1,346     $   (1,983)     $     803
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
   Depreciation and amortization                                          121            173            326
   Amortization of intangibles                                            478            192             42
   Non-cash interest charge                                               104             32              -
   Deferred income taxes                                                 (145)          (588)          (604)
   Loss on sale of marketable securities                                    -          3,712              1
   Loss on disposal of fixed assets                                        11              2              2
   Changes in operating assets and liabilities:
    Trade accounts receivable                                           5,345         (6,512)         1,305
    Inventory                                                             762         (3,178)           735
    Prepaid expenses and other current assets                            (175)          (861)         1,168
    Trade acceptances payable                                            (420)           824           (251)
    Accounts payable                                                     (728)         1,403             95
    Accrued product recall expenses                                    (1,750)         1,750              -
    Other current liabilities                                          (1,995)         2,673            329
                                                                    ---------     ----------      ---------
Net cash provided by (used in) operating activities                     2,954         (2,361)         3,951
                                                                    ---------     ----------      ---------
Investing activities
Purchases of property and equipment                                      (166)          (157)          (110)
Proceeds from sale of assets                                                -              4              -
Gross purchases of available-for-sale securities                            -         (1,361)        (1,788)
Gross sales of available-for-sale securities                                -         19,973              2
Purchase of intangible assets                                               -         (1,950)          (500)
Other assets                                                              (42)           216           (660)
                                                                    ---------     ----------      ---------
Net cash provided by (used in) investing activities                      (208)        16,725         (3,056)
                                                                    ---------     ----------      ---------

Financing activities
Purchase of treasury shares                                                 -         (5,641)        (3,074)
Principal payment on note payable                                        (200)             -              -
                                                                    ---------    -----------    -----------
Net cash used in financing activities                                    (200)        (5,641)        (3,074)
                                                                    ---------    -----------    -----------

Net increase (decrease) in cash                                         2,546          8,723         (2,179)
Cash and cash equivalents beginning of period                          14,066          5,343          7,522
                                                                    ---------   ------------    -----------
Cash and cash equivalents at end of period                          $  16,612   $     14,066    $     5,343
                                                                    =========   ============    ===========

Cash paid during the period for:
 Interest                                                           $       -   $          -    $         -
 Income taxes                                                       $   1,440   $        638    $       512

Supplemental disclosure of non-cash financing and investing activities:
 In April 2000, the Company recorded the non-cash portion of the acquisition of a patent of $1,110,000 and the resultant note payable. See Note 11.

See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2001

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

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters, and the accrual for the product recall charge discussed in Note 15.

Revenue Recognition and Warranty

The Company recognizes revenue from product sales upon shipment net of estimated returns and allowances. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company's products are under warranty against defects in material and workmanship for varying periods from date of purchase. The amount of potential credits is estimated and provided for in the period of sale as an offset to gross sales.

Shipping and Handling Costs

The Company records freight and handling charges billed to customers in net sales and records related freight and handling costs in cost of goods sold.

Concentration of Risk

The Company performs periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company's customers, mainly mass merchant retailers, have consistently been within management's expectations and are provided for in the financial statements.

The Company operates within one industry segment where certain customers represent a significant portion of the Company's business. Sales to the Company's largest customers which have each individually accounted for more than 10% of the Company's sales as a percentage of consolidated gross sales, were 27% for one customer during fiscal 2001; 36%, 17%, and 11% each for three customers during fiscal 2000; 40% and 19% each for two customers during fiscal 1999. Receivables from two of these customers as a percentage of the Company's total trade accounts receivable were 17% and 9% of total accounts receivable at July 31, 2001.

With the exception of yo-yo's, which were manufactured by independent contractors located domestically and in Asia, all of the Company's products are manufactured by independent contractors located in Asia. The Company presently knows of no circumstances that would materially affect its supply or costs of goods; however, there can be no assurances with respect to events which may arise in the future.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

                                                            July 31
                                                -------------------------------
                                                    2001                2000
                                                -----------         -----------
                                                         (In thousands)
Raw material and work-in-process                $       727         $     1,027
Finished goods                                        7,437               7,899
                                                -----------         -----------
                                                $     8,164         $     8,926
                                                ===========         ===========

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

Intangible Assets

License agreement assets described in Note 10 are amortized on a straight-line basis over a period of 8 years and are included net of accumulated amortization as a component of intangible assets. Accumulated amortization of license agreements as of July 31, 2001 and 2000 amounted to $271,000 and $146,000, respectively.

The patent described in Note 11 is amortized on a straight-line basis over a period of 7.25 years and is included net of accumulated amortization as a component of intangible assets in 2001 and 2000. Accumulated amortization of patents as of July 31, 2001 and 2000 amounted to $441,000 and $88,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings
(loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants. For the years ended July 31, 2001 and July 31, 1999, the number of shares used in the calculation of diluted earnings per share included 212,501 shares and 42,778 shares, respectively, issuable under stock options and warrants using the treasury stock method. Common stock equivalents are excluded from the computation for the year ended July 31, 2000 because their effect is antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended July 31, 2001, 2000, and 1999 amounted to $2,317,000, $2,034,000 and
$1,988,000, respectively.

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

Comprehensive Income

In accordance with Statement 130, "Reporting Comprehensive Income," unrealized gains or losses on the Company's available-for-sale securities are included in other comprehensive income (loss) for the years ended July 31, 2001, 2000 and 1999 as follows:

                                                                                  2001              2000              1999
                                                                             --------------    -------------     -------------
                                                                                              (In thousands)
  Unrealized holding gains (losses) arising during period,
     net of taxes of zero in each period                                     $            -    $      (1,280)    $      (2,041)

  Reclassification adjustments for (gains) losses realized in net income                  -            3,712                 1
                                                                             --------------    -------------     -------------

  Net change in unrealized loss                                              $            -    $       2,432     $      (2,040)
                                                                             ==============    =============     =============

The deferred tax benefit arising from the unrealized holding losses is offset by the valuation allowance.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that in the years ended July 31, 2001, 2000 and 1999, it operated in only one segment.

Gross sales of similar products for that segment are as follows:

                                        2001            2000           1999
                                      --------        --------       --------
                                                   (In thousands)

  Action sport products               $ 29,504        $ 29,548       $ 25,643
  Outdoor products                      22,439          19,605          7,139
  Protective products                    9,175           7,489          2,684
  Other products                           594           1,217          3,412
                                      --------        --------       --------
  Total gross sales                     61,712          57,859         38,878
  Returns and allowances                (2,548)         (2,658)        (1,508)
                                      --------        --------       --------
  Total net sales                     $ 59,164        $ 55,201       $ 37,370
                                      ========        ========       ========

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform with the 2001 presentation.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 supersedes APB No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this statement with respect to any business combination entered into after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.

Goodwill and other intangible assets will be reviewed for impairment on a periodic basis. Early adoption of this statement is permitted for non-calendar year-end companies if their fiscal year begins after March 15, 2001. The Company elected early adoption of SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 did not have an impact on the Company's financial statements.

In April 2001, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." The consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company adopted EITF 00-25 effective August 1, 2001. Accordingly, beginning August 1, 2001, certain charges for cooperative advertising will be reflected as a reduction of revenue. Cooperative advertising expenses for the years ended July 31, 2001, 2000, and 1999 were $1,451,000, $1,915,000, and $893,000, respectively.

2. INVESTMENTS

The Company experienced no realized gain or loss, a net realized loss of $3,712,000, and a net realized gain of $1,000, on sales of available-for-sale securities during the fiscal years ended July 31, 2001, 2000, and 1999, respectively. In fiscal 2000, the Company sold all of its investment in bond mutual funds.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                              July 31
                                                       ---------------------
                                                         2001          2000
                                                       --------      -------
                                                           (In thousands)

   Computer equipment                                  $    539      $   469
   Trade show assets                                        122          226
   Machinery and equipment                                  283          261
   Furniture and fixtures                                   211          202
   Leasehold improvements                                   173          173
   Molds, dies and tooling equipment                         88        3,743
                                                       --------      -------
                                                          1,416        5,074
   Less accumulated depreciation and amortization        (1,121)      (4,813)
                                                       --------      -------
                                                       $    295      $   261
                                                       ========      =======

In fiscal 2001, the Company wrote off against accumulated depreciation fully depreciated molds, dies, and tooling equipment for a gross amount of $3,666,000.

4. REVOLVING LINE OF CREDIT

As of July 31, 2001, the Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. At July 31, 2001, approximately $7,000,000 was available for borrowing and no cash advances were outstanding under the credit facility. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. The cash advances portion of the line of credit bears interest at the bank's prime rate, which was 6.75% at July 31, 2001. The credit line matures on December 31, 2001. The agreement is secured by inventory and receivables and requires the Company to comply with certain financial ratios and covenants.

As of July 31, 2001, letters of credit in the amount of $1,861,000 were open for the receipt of future merchandise. Of this amount, $537,000 is recorded as trade acceptances in the accompanying consolidated balance sheet at July 31, 2001 and $1,324,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5. NOTE PAYABLE

The Company has an outstanding promissory note payable, as described in Note 11, which consists of the following:

                                                              July 31
                                                       ---------------------
                                                         2001          2000
                                                       --------      -------
                                                           (In thousands)

Note Payable (approximates fair value)                 $  1,046      $ 1,142
Less current maturities                                     200          200
                                                       --------      -------
                                                       $    846      $   942
                                                       ========      =======

Aggregate future maturities of the note payable are as follows:

                                                      Maturities
                                                   ----------------
                                                    (In thousands)

   Years ending July 31:
        2002                                       $            200
        2003                                                    200
        2004                                                    200
        2005                                                    200
        2006                                                    200
        Thereafter                                              400
                                                   ----------------
                                                              1,400

        Less imputed interest                                  (354)
                                                   ----------------
                                                   $          1,046
                                                   ================


6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $418,000 allowance for product liability losses at July 31, 2001 ($414,000 at July 31, 2000). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $61,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases additional warehouse space in another building under an operating lease requiring minimum monthly payments of $24,000, which amount includes property taxes, insurance, repairs and maintenance, and utilities. This agreement expires June 18, 2002, with the Company having an option to extend this lease for two twelve-month periods. The Company's subsidiary, Static Snowboards, Inc., leased office and manufacturing facilities under an operating lease that required monthly payments of $13,000 and expired in September 2000. The Company had entered into a sublease agreement with a third party for this facility. The agreement provided monthly receipts of $13,000 and expired in September 2000.

The Company has no capital leases as of July 31, 2001. Annual future minimum lease payments under existing operating leases are as follows:

                                                      Operating
                                                        Leases
                                                   ----------------
                                                    (In thousands)

   Years ending July 31:
        2002                                       $            788
        2003                                                    766
        2004                                                    759
        2005                                                    746
        2006 and thereafter                                     307
                                                   ----------------
   Total minimum lease payments                    $          3,366
                                                   ================

Total rent expense was $688,000, $594,000, and $508,000 for the fiscal years ended July 31, 2001, 2000 and 1999, respectively.

Employment Agreements

The Company has employment and consulting agreements in effect with certain of its employees. The agreements provide for varying terms of employment and guaranteed payments aggregating $156,000 in base compensation during the fiscal year ended July 31, 2002.

7. PENSION PLAN

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions were determined at the discretion of the Company. Contributions for fiscal 1999 were zero. Effective August 1, 1999, the Company amended and restated this plan as a 401(k) profit sharing plan, with the Company matching contributions determined at the discretion of the Company. Contributions for fiscal 2001 and fiscal 2000 were approximately $57,000 and $73,000, respectively.

8. INCOME TAXES

The provision for (benefit from) income taxes for the fiscal years ended July 31, 2001, 2000, and 1999 is as follows:

                                                2001            2000            1999
                                            ------------    ------------    ------------
                                                           (In thousands)
Current (benefit) provision:
  Federal                                   $        446    $        439    $        731
  State                                               79             149              53
                                            ------------    ------------    ------------
Total current (benefit) provision                    525             588             784

Deferred provision (benefit):
  Federal                                            109          (1,116)           (352)
  State                                               48            (205)            (56)
                                            ------------    ------------    ------------
Total deferred provision (benefit)                   157          (1,321)           (408)
                                            ------------    ------------    ------------
Valuation allowance                                 (302)            733            (196)
                                            ------------    ------------    ------------
                                            $        380    $          -    $        180
                                            ============    ============    ============

Deferred income taxes consist of the tax effect of timing differences related to the following components:

                                                                                 2001                2000
                                                                             --------------      -------------
                                                                                       (In thousands)

Deferred tax assets:
  Realized loss deductible against capital gains                             $        1,470      $       1,470
  Inventory valuation allowances                                                        522                345
  Inventory                                                                             273                206
  Warranty allowances                                                                   307                319
  Allowances for losses on receivables                                                  173                167
  Sales return allowances                                                               165                349
  Product liability                                                                     166                164
  Product recall                                                                          -                693
  Other                                                                                 391                395
                                                                             --------------      -------------
Total deferred tax assets                                                             3,467              4,108

Deferred tax liabilities:
  Depreciation                                                                         (168)              (168)
  Unremitted earnings of Oketa                                                          (17)              (197)
  Prepaid Insurance                                                                    (173)               (81)
  Insurance receivable                                                                    -               (396)
                                                                             --------------      -------------
Total deferred tax liabilities                                                         (358)              (842)
                                                                             --------------      -------------
Net deferred tax assets                                                               3,109              3,266
Valuation allowance                                                                  (1,772)            (2,074)
                                                                             --------------      -------------
                                                                             $        1,337      $       1,192
                                                                             ==============      =============


Approximately $1,470,000 of the valuation allowance fully provides for the deferred tax asset "realized loss deductible against capital gains," since this asset is not expected to be realized in the foreseeable future.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

                                            2001           2000          1999
                                         ----------     ----------    ----------
Statutory federal income tax rate                34%           (34%)         34%
Valuation allowance                             (18)            32          (18)
State taxes, net of federal benefit               5              -            -
Other non-deductible expenses                     1              2            2
                                         ----------     ----------    ----------
                                                 22%             -%          18%
                                         ==========     ==========    ==========


Pretax income (loss) earned by Oketa amounted to $143,000, $328,000, and $(32,000) in fiscal 2001, 2000 and 1999, respectively, and is not subject to Hong Kong tax as provided under that country's taxation requirements. The Company provides deferred taxes on Oketa's income until such income is repatriated to the United States.

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

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 600,000. At July 31, 2001, 172,500 shares are available for grant under the 1994 Stock Plan.

In June 1997, the Company terminated certain incentive stock option plans and stock options granted in April 1994 for the purchase of 280,000 shares of common stock at $15.50 per share. In connection with the termination of these stock options and stock option plans the Company granted to certain officers and employees of the Company incentive stock options, under the 1994 Stock Plan, for the purchase of an aggregated amount of 145,000 shares of the Company's common stock. The options vest over five years, with exercise prices ranging from $5.00 to $5.50 per share and are exercisable over 10 years from the date of grant.

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (the 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the 1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 2001, 230,000 shares are available for grant under the 1998 Stock Plan.

There were no options exercised in the years ended July 31, 2001, 2000, and 1999.

A summary of stock option activity and data is as follows:


                                             Options Outstanding
                                  ----------------------------------------
                                        Number               Weighted
                                      of Shares            Average Price
                                  ------------------    ------------------

Balance at July 31, 1998                     185,629                4.7676
Granted                                      134,000                4.6567
Canceled                                      (6,250)               5.0000
                                  ------------------

Balance at July 31, 1999                     313,379                4.7156
Granted                                       10,250                5.8034
Canceled                                           -                     -
                                  ------------------

Balance at July 31, 2000                     323,629                4.7500
Granted                                      149,000                6.2525
Canceled                                      (5,000)               5.0000
                                  ------------------
Balance at July 31, 2001                     467,629                5.2261
                                  ==================

Information regarding stock options outstanding as of July 31, 2001 is as follows:

                               Options Outstanding                                                 Options Exercisable
----------------------------------------------------------------------------------        ---------------------------------------
                                             Weighted
                                              Average
                                             Remaining            Weighted                                        Weighted
                           Number           Contractual           Average                     Number          Average Exercise
    Price Range          of Shares             Life            Exercise Price               of Shares               Price
----------------------------------------------------------------------------------        ---------------------------------------
             $0.0004      20,129              3 years             $0.0004                     19,339               $0.0004

  $4.6250 to $8.1875     447,500              8 years             $5.4611                    200,000               $5.1293


The weighted average exercise prices and fair market value of stock options and warrants (see Note 13) using the Black-Scholes option valuation model were as follows:

                                                                                 2001                           2000
                                                                     -----------------------------   ----------------------------
                                                                         Fair          Exercise          Fair         Exercise
                                                                        Value           Price            Value          Price
                                                                     -------------   -------------   --------------  ------------
Exercise price equals market value of stock at date of grant            $ 3.39         $ 6.253          $ 2.43         $ 5.80


The weighted average fair values of 2001 and 2000 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:


                                     2001                        2000
                            -----------------------     -----------------------

 Risk-free interest rate              5.5                         5.5
 Expected life                        5.0                         5.0
 Expected volatility                 .564                        .377
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

For purposes of the pro forma disclosure of net income (loss), the estimated fair value of the stock options and warrants granted in 1999, 2000 and 2001 is amortized as compensation expense over the options' vesting period. Pro forma net income (loss) and pro forma diluted income (loss) per share for fiscal 2001, 2000, and 1999 would have been $1,238,000, $(2,084,000), and $693,000 and $.26,
$(.41), and $0.12, respectively. However, the pro forma effect on net income for 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense for future years. Pro forma information in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

10.  LICENSE AGREEMENTS

In December 1998, the Company entered into an exclusive license agreement with another company to manufacture and market a "springless" trampoline. The Company paid $1,000,000 in cash upon execution of the agreement, $500,000 of which will be applied towards royalties otherwise payable by the Company. In December 1999, an additional $500,000 was paid by the Company when a U.S. patent on this technology was issued. Total royalties and amortization of the license agreement were $247,000, $164,000 and $42,000, respectively, during the years ended July 31, 2001, 2000, and 1999.

11.  PATENTS

In April 2000, the Company purchased a patent which involves a collapsible canopy with a telescoping roof support structure. The Company purchased the patent for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The note was recorded at its present value of $1,110,000, based on the Company's estimated incremental borrowing rate of interest. The total cost recorded for the patent was $2,560,000. Total amortization of the patent was $353,000 and $88,000, respectively, during the years ended July 31, 2001 and 2000.

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

14.  RELATED PARTY TRANSACTIONS

The Company has purchased certain inventories from an entity affiliated with an officer and stockholder of the Company. Total inventory purchases made from the related party were approximately $0, $70,000, and $1,530,000 during the years ended July 31, 2001, 2000, and 1999, respectively. Amounts due to the related party are recorded in accounts payable and paid under normal terms. No amounts were recorded in accounts payable at July 31, 2001 and 2000.

15.  PRODUCT RECALL

In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable Consumer Product Safety Commission standards. Approximately 200,000 of these helmets were shipped by the Company between October 1999 and September 2000, with approximately 150,000 sold by retailers during that time period. The Company recorded an estimated product recall charge of $1,750,000 in the fourth quarter of fiscal 2000. Management believed that this represented a reasonable estimate of the cost of the recall; however, due to the various factors involved in the estimation, including return rates, replacement periods, and other items, actual results substantially differed from this estimate. In the fourth quarter of fiscal 2001, the Company recorded a $533,000 reversal of the product recall charge to reflect the actual recall results.

16.  QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

                                                        First                  Second                 Third               Fourth
                                                  ------------------      -----------------      ----------------     --------------
                                                                           (in thousands, except per share data)

Year ended July 31, 2001
    Net sales                                     $    19,958             $    15,477            $     10,845         $    12,884
    Gross profit                                        4,194                   2,790                   1,752               1,783
    Net income (loss)                                   1,004                     445                    (156)                 53**
    Net income (loss) per share
      Basic                                               .22                     .10                    (.03)                .01**
      Diluted                                             .21                     .09                    (.03)                .01**


Year ended July 31, 2000
    Net sales                                     $     9,503             $    10,941            $     17,109         $    17,648
    Gross profit                                        1,916                   2,350                   4,077               3,967
    Net income (loss)                                     105                    (317)                    406              (2,177)*
    Net income (loss) per share
      Basic                                               .02                    (.06)                    .08                (.47)*
      Diluted                                             .02                    (.06)                    .08                (.47)*


 * Net loss and net loss per share include $3,399,000 realized loss on sales of marketable securities and $1,750,000 product recall charge, and are reduced by the insurance recovery from a litigation settlement.

** Net income and net income per share include $533,000 of income related to the product recall charge reversal.

                                 VARIFLEX, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                         Three years ended July 31, 2001

                                                                                 Additions
                                                               Balance at         Charged          Write-offs          Balance
                                                               Beginning             to            Charged to           At End
                                                               of Period          Expense           Allowance         of Period
                                                             --------------  -----------------  ----------------    --------------

Year ended July 31, 2001:
   Reserves and allowances deducted from asset accounts:
       Allowance for uncollectable accounts                    $ 421,000        $   715,000       $  700,000         $    436,000


Year ended July 31, 2000:
   Reserves and allowances deducted from asset accounts:
       Allowance for uncollectable accounts
                                                               $ 430,000        $    10,000      $    19,000         $    421,000

Year ended July 31, 1999:
   Reserves and allowances deducted from asset accounts:
       Allowance for uncollectable accounts
                                                               $ 413,000        $    95,000      $    78,000         $    430,000

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

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.

         Except as noted in the following paragraph, the information required by Items 10, 11, 12 and 13 is included in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14(A) not later than 120 days after the close of fiscal 2001 in connection with the Company's 2001 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial Statements

         The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

              Independent Auditors' Report on Consolidated Financial Statements and Schedule
              Consolidated Balance Sheets as of July 31, 2001 and 2000 Consolidated Statements of Operations for the years ended July 31, 2001, 2000 and 1999
              Consolidated Statements of Stockholders' Equity for the years ended July 31, 2001, 2000 and 1999
              Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999
              Notes to Consolidated Financial Statements

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

     Reports on Form 8-K

         None

                                  EXHIBIT INDEX

   Exhibit No.    Description                                                                                            Note No.
----------------------------------------------------------------------------------------------------------------------------------
       3.1        Certificate of Incorporation of the Company                                                               (1)
       3.2        By-laws of the Company as amended and restated on September 9, 1998                                       (6)
       9.1        Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II, Raymond      (3)
                  H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable
                  Trust under Declaration of Trust dated January 23, 1989, Losi
                  Enterprises Limited Partnership, Raymond H. Losi, II and Kathy
                  Losi, as Co-Trustees of the Jay and Kathy Losi Revocable Trust
                  dated January 1, 1989, EML Enterprises, L.P., Eileen Losi, as
                  Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under Declaration of
                  Trust dated January 31, 1989, The BL 1995 Limited Partnership,
                  Raymond H. Losi, as Trustee of the Diane K. Losi Trust and
                  Remy Capital Partners IV, L.P.
      10.1        Lease for property located at 5152 North Commerce Avenue, Moorpark, California,                           (5)
                  dated December 1, 1999
      10.2        First Amendment dated June 11, 2001, to the December 1, 1999, lease for property located at 5152          (6)
                  North Commerce Avenue, Moorpark, California
      10.3        Reserved
     *10.4        Employment agreement dated April 1, 1994 with Raymond H. Losi II                                          (1)
     *10.5        Reserved
     *10.6        Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)                       (1)
     *10.7        Employment agreement dated May 11, 1998 with Roger M. Wasserman                                           (4)
     *10.8        Employment agreement dated August 24, 1998 with Steven Muellner                                           (4)
     *10.9        Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital              (3)
                  Partners IV, L.P.
     *10.9.1      First Amendment dated November 18, 1999, to the November 18, 1997 Consulting Agreement by and             (5)
                  between Variflex, Inc. and Remy Capital Partners IV, L.P.
     *10.10       Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi           (3)
     *10.10.1     First Amendment dated December 21, 1999, to the November 18, 1999 Consulting Agreement by and             (5)
                  between Variflex, Inc. and Raymond H. Losi
     *10.11       Indemnification agreement dated April 1, 1994 with Raymond H. Losi                                        (1)
     *10.12       Indemnification agreement dated April 1, 1994 with Raymond H. Losi II                                     (1)
     *10.13       Indemnification agreement dated April 1, 1994 with Loren Hildebrand                                       (1)
     *10.14       Indemnification agreement dated September 17, 1998 with Mark S. Siegel                                    (4)
     *10.15       Indemnification agreement dated September 17, 1998 with Michael T. Carr                                   (4)
      10.16       Indemnification agreement dated September 17, 1998 with Steven Muellner                                   (4)
      10.17       Indemnification agreement dated September 17, 1998 with Roger M. Wasserman                                (4)
      10.18       License Agreement with Rollerblade, Inc. dated September 1, 1993                                          (1)
      10.20       Business Loan Agreement dated March 31, 2000, between Bank of America, N. A. and Variflex, Inc.           (5)
      10.20.1     Amendment No. 1, dated October 6, 2000, to the March 31, 2000 Business Loan Agreement with Bank of
                  America, N.A.                                                                                             (6)
      10.20.2     Amendment No. 2, dated October 31, 2000, to the March 31, 2000 Business Loan Agreement with Bank of
                  America, N.A.                                                                                             (6)
      10.20.3     Amendment No. 3, dated June 12, 2001, to the March 31, 2000 Business Loan Agreement with Bank of
                  America, N.A.                                                                                             (6)
      10.21       Security Agreement dated March 31, 2000, between Bank of America, N.A. and Variflex, Inc.                 (5)
      10.21.1     Amendment No. 1, dated June 12, 2001, to the March 31, 2000 Security Agreement with Bank of America,
                  N.A.                                                                                                      (6)
      10.22       Reserved
      10.23       Reserved
      10.24       Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P., The      (3)
                  RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership
      10.25       Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital          (3)
                  Partners IV, L.P. and Raymond H. Losi, II

  Exhibit No.     Description                                                                                            Note No.
---------------------------------------------------------------------------------------------------------------------------------
      10.26       Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.                  (3)
     *10.27       Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi                                 (3)
     *10.28       Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II                             (3)
     *10.29       1994 Stock Option Plan, as amended                                                                        (4)
     *10.30       Non-Employee Directors Compensation Plan                                                                  (4)
      10.31       Exclusive License Agreement dated December 1, 1998, by and between Variflex, Inc., on the one hand        (5)
                  and Product Resource & Development Inc. and Rolland Wayne Rich, on the other hand
      10.32       Amendment dated October 6, 2000, to the December 1, 1998 Exclusive License Agreement with Product         (6)
                  Resource & Development Inc. and Rolland Wayne Rich
       21.1       Subsidiaries of the registrant                                                                            (2)

(1)  Previously filed together with the Company's Registration Statement on Form S-1, Reg. No. 33-77362.
(2)  Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3)  Previously filed together with the Company's report on Form 8-K (file no.: 0-24338) on November 26, 1997.
(4)  Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.
(5)  Previously filed together with the Company's annual report on Form 10-K (file no.: 0-24338) on October 30, 2000.
(6)  Filed herewith.

* Management contract, compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

                          By /s/ RAYMOND H. LOSI, II
                             ---------------------------------------------------
October 29, 2001                 Raymond H. Losi II
                                    Chief Executive Officer (Principal Executive
                                    Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     We the undersigned directors and officers of Variflex, Inc. hereby constitute and appoint Raymond H. Losi II and Steven L. Muellner, or either of them, our true and lawful attorneys and agents, with full powers of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us, in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC in connection with this Report, including specifically, but not limited to, power and authority to sign for us or any of us, in our names and in the capacities indicated below, any and all amendments and supplements to this Report, and we hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

October 29, 2001             /s/ MARK S. SIEGEL
                          ------------------------------------------------------
                                    Mark S. Siegel
                                    Chairman of the Board

October 29, 2001             /s/ RAYMOND H. LOSI II
                          ------------------------------------------------------
                                    Raymond H. Losi II
                                    Chief Executive Officer (Principal Executive
                                    Officer) and Director

October 29, 2001             /s/ STEVEN L. MUELLNER
                          ------------------------------------------------------
                                    Steven L. Muellner
                                    President

October 29, 2001             /s/ ROGER M. WASSERMAN
                          ------------------------------------------------------
                                    Roger M. Wasserman
                                    Chief Financial Officer (Principal Financial
                                    and Accounting  Officer)

October 29, 2001             /s/ KENNETH N. BERNS
                          ------------------------------------------------------
                                    Kenneth N. Berns
                                    Director

October 29, 2001             /s/ MICHAEL T. CARR
                          ------------------------------------------------------
                                    Michael T. Carr
                                    Director

October 29, 2001                        /s/  LOREN HILDEBRAND
                                     -----------------------------------------
                                               Loren Hildebrand
                                               Director

October 29, 2001                        /s/  RAYMOND H. LOSI
                                     -----------------------------------------
                                               Raymond H. Losi
                                               Director