Form 10-Q
period 2001-10-31
VARIFLEX INC
filed 2001-12-11
CIK 921366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                     Commission File No.:
   October 31, 2001                                               0-24338

                                 VARIFLEX, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                          95-3164466
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


           ___________________________________________________________


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


As of December 11, 2001, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

                                 VARIFLEX, INC.
                                      INDEX

                                                                                  Page No.
                                                                                  --------
Part I  -  Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at
                   October 31, 2001 and July 31, 2001..........................      3

                   Consolidated Statements of Operations for the
                   Three Months Ended October 31, 2001 and 2000................      4

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended October 31, 2001 and 2000................      5

                   Notes to Consolidated Financial Statements..................      6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................      8


Part II  -  Other Information

          Item 1.  Legal Proceedings...........................................     11

          Item 6.  Exhibits and Reports on Form 8-K............................     11

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                 VARIFLEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                        October 31,             July 31,
                                                                                           2001                   2001
                                                                                       -----------             ---------
Assets                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $  17,546               $ 16,612
  Trade accounts receivable, less allowances of $439 and
     $436 as of October 31, 2001 and July 31, 2001, respectively                           7,272                  8,067
  Inventory (finished goods)                                                               7,297                  7,437
  Inventory (raw materials and work-in-process)                                              553                    727
  Deferred income taxes                                                                      902                  1,337
  Prepaid expenses and other current assets                                                1,740                  1,677
                                                                                       ---------               --------
Total current assets                                                                      35,310                 35,857
Property and equipment, net                                                                  330                    295
Intangible assets                                                                          2,728                  2,848
Other assets                                                                                 476                    574
                                                                                       ---------               --------
Total assets                                                                           $  38,844               $ 39,574
                                                                                       =========               ========

Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                                           $     725               $    537
   Accounts payable                                                                        1,536                  1,141
   Accrued warranty                                                                          807                    848
   Accrued salaries and related liabilities                                                  554                    684
   Accrued co-op advertising                                                               2,015                  1,882
   Accrued returns and allowances                                                            864                    730
   Accrued product liability claims                                                          368                    418
   Other accrued expenses                                                                    286                    573
   Current maturities of note payable                                                        200                    200
                                                                                       ---------               --------
Total current liabilities                                                                  7,355                  7,013

Note payable, less current maturities                                                        669                    846

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued and outstanding                                                    -                      -
  Common stock, $.001 par value, 40,000,000 shares
    authorized, 6,044,736 issued and outstanding as of
    October 31, 2001 and July 31, 2001                                                         9                      9
  Common stock warrants                                                                      702                    702
  Additional paid-in capital                                                              21,023                 21,023
  Retained earnings                                                                       17,801                 18,696
  Treasury stock, at cost, 1,440,965 shares
    as of October 31, 2001 and July 31, 2001                                              (8,715)                (8,715)
                                                                                       ---------               --------
Total stockholders' equity                                                                30,820                 31,715
Total liabilities and stockholders' equity                                             ---------               --------
                                                                                       $  38,844               $ 39,574
                                                                                       =========               ========

See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                 October 31,
                                                                                       -------------------------------
                                                                                           2001                 2000
                                                                                       ------------         ----------
Net sales                                                                              $  9,738             $  19,126
Cost of goods sold                                                                        8,713                15,764
                                                                                       --------             ---------
Gross profit                                                                              1,025                 3,362
                                                                                       --------             ---------

Operating expenses:
 Selling and marketing                                                                      505                   809
 General and administrative                                                               1,531                 1,282
                                                                                       --------             ---------
Total operating expenses                                                                  2,036                 2,091
                                                                                       --------             ---------
Income (loss) from operations                                                            (1,011)                1,271
                                                                                       --------             ---------

Other income (expense):
 Interest expense                                                                           (23)                  (26)
 Interest income and other                                                                  139                   218
                                                                                       --------             ---------
Total other income (expense)                                                                116                   192
                                                                                       --------             ---------

Income (loss) before income taxes                                                          (895)                1,463
Provision for income taxes                                                                    -                   459
                                                                                       --------             ---------
Net income (loss)                                                                      $   (895)            $   1,004
                                                                                       ========             =========

Net income (loss) per share of common stock:
 Basic                                                                                 $  (0.19)            $    0.22
                                                                                       ========             =========
 Diluted                                                                               $  (0.19)            $    0.21
                                                                                       ========             =========

Weighted average shares outstanding:
 Basic                                                                                    4,599                 4,584
                                                                                       ========             =========
 Diluted                                                                                  4,599                 4,677
                                                                                       ========             =========

See accompanying notes.

                                 VARIFLEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Three months ended
                                                                                      October 31,
                                                                            ------------------------------
                                                                               2001               2000
                                                                            ----------        ------------
Operating activities
Net income (loss)                                                           $     (895)       $      1,004
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                                 29                  36
      Amortization of intangibles                                                  120                 120
      Non-cash interest charge                                                      23                  26
      Deferred income taxes                                                        435                (732)
      Provision (recovery) for bad debts                                             3                  (1)
        Changes in operating assets and liabilities:
         Trade accounts receivable                                                 792              (4,890)
         Inventory                                                                 314              (4,073)
         Prepaid expenses and other current assets                                 (63)              1,131
         Trade acceptances payable                                                 188               1,869
         Accounts payable                                                          395                 323
         Accrued product recall expenses                                             -                 (56)
         Other current liabilities                                                (241)              1,322
                                                                            ----------        ------------
Net cash provided by (used in) operating activities                              1,100              (3,921)
                                                                            ----------        ------------
Investing activities
Purchases of property and equipment                                                (64)                (30)
Other assets                                                                        98                  17
                                                                            ----------        ------------
Net cash provided by (used in) investing activities                                 34                 (13)
                                                                            ----------        ------------
Financing activities
Principal payment on note payable                                                 (200)               (200)
                                                                            ----------        ------------
Net cash used in financing activities                                             (200)               (200)
                                                                            ----------        ------------

Net increase (decrease) in cash                                                    934              (4,134)
Cash and cash equivalents at beginning of period                                16,612              14,066
                                                                            ----------        ------------
Cash and cash equivalents at end of period                                  $   17,546        $      9,932
                                                                            ==========        ============

Cash paid during the period for:
   Interest                                                                 $        -        $          -
   Income taxes                                                             $        -        $        315


See accompanying notes.

                                 VARIFLEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2001.

Note 2.  Reclassifications

         Certain reclassifications have been made to the fiscal 2001 financial statements to conform with fiscal 2002 presentation.

Note 3.  Earnings per Share

         Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three months ended October 31, 2001, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. For the three months ended October 31, 2000, the number of shares used in the calculation of diluted earnings per share included 93,252 shares issuable under stock options and warrants using the treasury stock method.

Note 4.  Cooperative Advertising

         As of August 1, 2001, the Company adopted the Emerging Issue Task Force
(EITF) Issue 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF 00-25 requires consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, be classified as a reduction of revenue in the vendor's income statement (instead of an expense) unless certain criteria are met. Accordingly, certain charges for cooperative advertising are reflected as a reduction of revenue. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-25.

Note 5.  Segment Information

         Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three months ended October 31, 2001 and 2000, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, and scooters. The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets.

         Sales of similar products for that segment are as follows:

                                               Three months ended
                                                   October 31,
                                         -------------------------------
                                            2001                 2000
                                         ---------            ----------
                                                 (In thousands)

Action sport products                    $   5,160            $   14,610
Outdoor products                             3,456                 3,082
Protective products                          1,764                 2,816
Other products                                 177                   229
                                         ---------            ----------
Total gross sales                           10,557                20,737
Returns and allowances                        (526)                 (779)
Cooperative advertising                       (293)                 (832)
                                         =========            ==========
Total net sales                          $   9,738            $   19,126
                                         =========            ==========


Note 6.  Legal Proceedings

         From time to time, the Company is involved in claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. In the opinion of management, all of these claims and lawsuits are covered by insurance. Management has set up reserves for estimated potential liabilities and does not believe these matters will have a material and adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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

         Results of Operations
         ---------------------

         Net Sales. Net sales for the first quarter of fiscal 2002 (the quarter
         ---------
ended October 31, 2001) totaled $9,738,000 compared to $19,126,000 for the first quarter of fiscal 2001, representing a decrease of $9,388,000 or 49%. The decrease in net sales primarily resulted from a decrease in sales of the Company's mini-scooters, a product that was extremely popular for the 2000 holiday season. Smaller decreases in sales of other products were largely offset by increases in sales of canopies. The decrease in sales of the other product categories is primarily attributable to the slowdown in consumer retail spending.

         The following table shows the Company's major product categories as a percentage of total gross sales for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Action sport products include in-line skates, skateboards, and scooters. The outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets:

                                                      Quarter Ended October 31,
                                                          2001          2000
                                                          ----          ----

   Action sport products                                   50%           71%
   Outdoor products                                        33%           15%
   Protective products                                     17%           14%
   Other products                                          (*)           (*)
                                                        -----         -----

        Total                                             100%          100%
                                                        =====         =====


         (*) Less than one-half of one percent.

         Gross Profit. Gross profit for the first quarter of fiscal 2002 totaled
         ------------
$1,025,000 compared to $3,362,000 for the first quarter of fiscal 2001, a decrease of $2,337,000 or 70%. The Company's gross margin was 10.5% of net sales for the quarter ended October 31, 2001, compared to 17.6% for the quarter ended October 31, 2000. The decrease in gross margin percentage was primarily due to an increase in labor and overhead costs as a percentage of sales. A substantial amount of labor and overhead costs are basically fixed in amount and do not decrease with lower sales volume. In addition, the Company incurred increased warranty costs, workers' compensation insurance costs, and product liability insurance costs.

         Operating Expenses. The Company's selling and marketing expenses
         ------------------
totaled $505,000 for the first quarter of 2002, compared to $809,000 in the first quarter of 2001, a decrease of $304,000 or 38%. Selling and marketing expenses for the first quarter of fiscal 2002 amounted to 5.2% of net sales, compared to 4.2% during the first quarter of fiscal 2001. The decrease in the dollar amount was primarily due to a decrease in sales commissions' expense as a result of the lower sales level discussed in the net sales section, offset to a lesser extent by increased international sales expenses. The increase in expenses as a percentage of net sales was primarily due to certain expenses, such as salaries and wages and trade show expenses, that are basically fixed in amount and are not directly related to the decreased net sales discussed above.

         General and administrative expenses totaled $1,531,000 in the first quarter of 2002, compared to $1,282,000 in the first quarter of 2001, an increase of $249,000 or 19%. General and administrative expenses for the first quarter of fiscal 2002 amounted to 15.7% of net sales, compared to 6.7% during the first quarter of 2001. The increase in general and administrative expenses was primarily due to an increase in product development expenses, as a result of increased emphasis by the Company in product development, and an insurance recovery in fiscal 2001 related to prior fiscal years, which resulted in lower expenses in fiscal 2001.

         Other Income (Expense). Other income totaled $116,000 in the first
         ----------------------
quarter of 2002, compared to $192,000 in the first quarter of 2001, a decrease of $76,000 or 40%. The decrease was primarily due to decreased interest income as a result of the decreased interest rates available on the Company's marketable securities and cash equivalents.

         Provision for Income Taxes. The income tax provision for the first
         --------------------------
quarter of fiscal 2002 was zero due to changes in the valuation allowance. The income tax provision for the first quarter of fiscal 2001 was $459,000 or 31% of income before income taxes. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At October 31, 2001, the Company has a valuation allowance of approximately $2.0 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $700,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the effective tax rate. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

         Liquidity and Capital Resources
         -------------------------------

         Cash and cash equivalents totaled $17,546,000 as of October 31, 2001, compared to $16,612,000 as of July 31, 2001. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of October 31, 2001 was $27,955,000, compared to $28,844,000 as of July 31, 2001, and the Company's current ratio was 4.8:1 as of October 31, 2001, compared to 5.1:1 as of July 31, 2001. The decreases in working capital and current ratio were primarily due to decreases in accounts receivable, inventory and deferred income taxes, and increases in current liabilities. Short-term investments fluctuate on a daily basis as a result of changes in working capital components.

         The Company has a credit agreement with a major bank providing a $16,000,000 revolving line of credit which is subject to a borrowing base that is calculated monthly. At October 31, 2001, approximately $7,000,000 was available for borrowing and no cash advances were outstanding under the credit facility. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The line of credit provides for cash advances to a maximum of $7,000,000 and the issuance of commercial letters of credit. At October 31, 2001, approximately $1,500,000 in letters of credit were issued. The agreement, which expires December 31, 2001, is secured by inventory and receivables and contains certain financial covenants. The Company is currently negotiating an extension of this agreement. The cash advances portion of the line of credit bears interest at the bank's prime rate, which was 5.5% at October 31, 2001.

         The Company had long-term debt of $669,000 as of October 31, 2001, compared to $846,000 as of July 31, 2001, with the decrease due to a payment made during the first quarter. The Company had net stockholders' equity of $30,820,000 as of October 31, 2001, compared to $31,715,000 as of July 31, 2001, with the difference due to operating results for the three months ended October 31, 2001.

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

            (a) Exhibits.
                --------

                None.

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

                              VARIFLEX, INC.




December 11, 2001       /s/ Raymond H. Losi II
                        -------------------------------------------------------
                            Raymond H. Losi II
                            Chief Executive Officer (Principal Executive
                            Officer)



December 11, 2001       /s/ Roger M. Wasserman
                        -------------------------------------------------------
                            Roger M. Wasserman
                            Chief Financial Officer (Principal Financial and Accounting Officer)