Form 10-Q
period 2002-01-31
VARIFLEX INC
filed 2002-03-18
CIK 921366

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended:                                   Commission File No.:
  January 31, 2002                                             0-24338

                                VARIFLEX, INC.
            (Exact name of Registrant as specified in its charter)

           Delaware                                           95-3164466
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

                           _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No ________
                                        -----

As of March 15, 2002, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

                                VARIFLEX, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------

Part I  -  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets at
               January 31, 2002 and July 31, 2001.........................    3

               Consolidated Statements of Operations for the
               Three Month and Six Month Periods Ended January 31,
               2002 and 2001..............................................    4

               Consolidated Statements of Cash Flows for the
               Six Months Ended January 31, 2002 and 2001.................    5

               Notes to Consolidated Financial Statements.................    6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................    8

Part II  -  Other Information

     Item 1.   Legal Proceedings..........................................   13

     Item 4.   Submission of Matters to a Vote of Security Holders........   13

     Item 6.   Exhibits and Reports on Form 8-K...........................   13

                                    PART 1
                             FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                                VARIFLEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                    January 31,          July 31,
                                                                       2002                2001
                                                                       ----                ----
Assets                                                              (Unaudited)

Current assets:
   Cash and cash equivalents                                           $   17,499      $     16,612
   Trade accounts receivable, less allowances of $482 and
      $436 as of January 31, 2002 and July 31, 2001, respectively           4,881             8,067
   Inventory (finished goods)                                               7,908             7,437
   Inventory (raw materials and work-in-process)                              699               727
   Deferred income taxes                                                      902             1,337
   Prepaid expenses and other current assets                                  972             1,677
                                                                       ----------      ------------
Total current assets                                                       32,861            35,857
Property and equipment, net                                                   340               295
Intangible assets                                                           2,609             2,848
Other assets                                                                  453               574
                                                                       ----------      ------------
Total assets                                                           $   36,263      $     39,574
                                                                       ==========      ============

Liabilities and stockholders' equity
Current liabilities:
   Trade acceptances payable                                           $      956      $        537
   Accounts payable                                                           624             1,141
   Accrued warranty                                                           593               848
   Accrued salaries and related liabilities                                   722               684
   Accrued co-op advertising                                                1,612             1,882
   Accrued returns and allowances                                             933               730
   Accrued product liability claims                                           363               418
   Other accrued expenses                                                     241               573
   Current maturities of note payable                                         200               200
                                                                       ----------      ------------
Total current liabilities                                                   6,244             7,013

Note payable, less current maturities                                         692               846

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued and outstanding                                   -                 -
   Common stock, $.001 par value, 40,000,000 shares
      authorized, 6,044,736 issued and outstanding as of
      January 31, 2002 and July 31, 2001                                        9                 9
   Common stock warrants                                                      702               702
   Additional paid-in capital                                              21,023            21,023
   Retained earnings                                                       16,308            18,696
   Treasury stock, at cost, 1,440,965 shares
      as of January 31, 2002 and July 31, 2001                             (8,715)           (8,715)
                                                                       ----------      ------------
Total stockholders' equity                                                 29,327            31,715
                                                                       ----------      ------------
Total liabilities and stockholders' equity                             $   36,263      $     39,574
                                                                       ==========      ============

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Six months ended                         Three months ended
                                                           January 31,                                January 31,
                                              -------------------------------------      -------------------------------------
                                                   2002                  2001                 2002                  2001
                                              ---------------       ---------------      ---------------       ---------------
Net sales                                     $        16,506       $        34,311      $         6,767       $        15,185
Cost of goods sold                                     15,050                28,451                6,337                12,687
                                              ---------------       ---------------      ---------------       ---------------
Gross profit                                            1,456                 5,860                  430                 2,498
                                              ---------------       ---------------      ---------------       ---------------

Operating expenses:
   Selling and marketing                                  997                 1,858                  492                 1,049
   General and administrative                           3,044                 2,342                1,513                 1,060
                                              ---------------       ---------------      ---------------       ---------------
Total operating expenses                                4,041                 4,200                2,005                 2,109
                                              ---------------       ---------------      ---------------       ---------------
Income (loss) from operations                          (2,585)                1,660               (1,575)                  389
                                              ---------------       ---------------      ---------------       ---------------

Other income (expense):
   Interest expense                                       (46)                  (52)                 (23)                  (26)
   Interest income and other                              243                   361                  104                   143
                                              ---------------       ---------------      ---------------       ---------------
Total other income (expense)                              197                   309                   81                   117
                                              ---------------       ---------------      ---------------       ---------------

Income (loss) before income taxes                      (2,388)                1,969               (1,494)                  506
Provision for income taxes                                  -                   520                    -                    61
                                              ---------------       ---------------      ---------------       ---------------
Net income (loss)                             $        (2,388)      $         1,449      $        (1,494)      $           445
                                              ===============       ===============      ===============       ===============

Net income (loss) per share of common stock:
   Basic                                      $         (0.52)      $          0.32      $         (0.32)      $          0.10
                                              ===============       ===============      ===============       ===============
   Diluted                                    $         (0.52)      $          0.31      $         (0.32)      $          0.09
                                              ===============       ===============      ===============       ===============
Weighted average shares outstanding:
   Basic                                                4,601                 4,584                4,604                 4,584
                                              ===============       ===============      ===============       ===============
   Diluted                                              4,601                 4,692                4,604                 4,707
                                              ===============       ===============      ===============       ===============

See accompanying notes.

                                VARIFLEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                  Six months ended
                                                                                                      January 31,
                                                                                        ----------------------------------------
                                                                                               2002                   2001
                                                                                        -------------------   ------------------
Operating activities
Net income (loss)                                                                        $          (2,388)    $          1,449
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                                     59                   69
      Amortization of intangibles                                                                      239                  239
      Non-cash interest charge                                                                          46                   52
      Deferred income taxes                                                                            435                 (565)
      Provision for bad debts                                                                           46                  313
      Changes in operating assets and liabilities:
         Trade accounts receivable                                                                   3,140                1,597
         Inventory                                                                                    (443)              (5,404)
         Prepaid expenses and other current assets                                                     706                  993
         Trade acceptances payable                                                                     419                 (336)
         Accounts payable                                                                             (517)                 174
         Accrued product recall expenses                                                                 -                 (589)
         Other current liabilities                                                                    (672)              (1,849)
                                                                                        -------------------   ------------------
Net cash provided by (used in) operating activities                                                  1,070               (3,857)
                                                                                        -------------------   ------------------

Investing activities
Purchases of property and equipment                                                                   (104)                (122)
Other assets                                                                                           121                  (63)
                                                                                        -------------------   ------------------
Net cash provided by (used in) investing activities                                                     17                 (185)
                                                                                        -------------------   ------------------

Financing activities
Principal payment on note payable                                                                     (200)                (200)
                                                                                        -------------------   ------------------
Net cash used in financing activities                                                                 (200)                (200)
                                                                                        -------------------   ------------------

Net increase (decrease) in cash                                                                        887               (4,242)
Cash and cash equivalents at beginning of period                                                    16,612               14,066
                                                                                        -------------------   ------------------
Cash and cash equivalents at end of period                                               $          17,499     $          9,824
                                                                                        ===================   ==================

See accompanying notes.

                                VARIFLEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2001.

Note 2.  Reclassifications

     Certain reclassifications have been made to the fiscal 2001 financial statements to conform with fiscal 2002 presentation. (See Note 4)

Note 3.  Earnings per Share

     Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 2002, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. For the three and six month periods ended January 31, 2001, the number of shares used in the calculation of diluted earnings per share included 122,579 shares and 107,916 shares, respectively, issuable under stock options and warrants using the treasury stock method

Note 4.  Cooperative Advertising

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

Note 5.  Segment Information

     Pursuant to Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and six months ended January 31, 2002 and 2001, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, and scooters.
The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

     Sales of similar products within the segment are as follows:

                                  Six months ended       Three months ended
                                     January 31,             January 31,
                                     -----------             -----------
                                  2002       2001           2002       2001
                                  ----       ----           ----       ----

Action sport products           $  8,209    $ 23,884       $ 3,049    $  9,274
Outdoor products                   6,580       6,253         3,041       3,171
Protective products                2,758       6,286           995       3,470
Other products                       159         391            63         162
                                --------    --------       -------    --------
Total gross sales                 17,706      36,814         7,148      16,077
Returns and allowances              (715)     (1,379)         (189)       (600)
Cooperative advertising             (485)     (1,124)         (192)       (292)
                                --------    --------       -------    --------
Total net sales                 $ 16,506    $ 34,311       $ 6,767    $ 15,185
                                ========    ========       =======    ========

Note 6.  Legal Proceedings

     On December 19, 2001, JumpSport Inc., a California Corporation, filed a complaint in the United States District Court for the Northern District of California against the Company and 10 other entities (the "JumpSport Action"). The Complaint alleged, among other things, that the Company's trampoline enclosures infringed and continues to infringe two patents owned by the plaintiff. The Complaint prays for an injunction, unspecified monetary damages, treble damages, costs and attorneys' fees.

     The Company believes it has meritorious defenses to the claims alleged in the JumpSport Action and intends to conduct a vigorous defense. The Company does not believe that the outcome of the JumpSport Action will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

     From time to time, the Company is involved in other claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. Management does not believe these matters will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

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

     Results of Operations
     ---------------------

     Net Sales.  Net sales for the second quarter of fiscal 2002 (the quarter
     ----------
ended January 31, 2002) totaled $6,767,000 compared to $15,185,000 for the second quarter of fiscal 2001, representing a decrease of $8,418,000 or 55%. For the six months ended January 31, 2002, net sales totaled $16,506,000 compared to $34,311,000 for the corresponding period of the prior year, representing a decrease of $17,805,000 or 52%. The decrease in net sales for the second quarter and the six months primarily resulted from decreases in action sports and protective product categories, including the significant drop in mini-scooter sales attributable to mini-scooters being popular in the first half of fiscal 2001, with the popularity dropping off significantly thereafter. Further impacting the decrease in sales was the impact of the recessionary climate.

     The following table shows the Company's major product categories as a percentage of total gross sales for the second quarter and first six months of fiscal 2002 compared to the second quarter and first six months of fiscal 2001. Action sport products include in-line skates, skateboards, and scooters. Outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets.

                         Six months ended January 31,  Quarter ended January 31,
                         ----------------------------  -------------------------
                             2002          2001            2002          2001
                             ----          ----            ----          ----

Action sport products         46%           65%             43%           58%
Outdoor products              37%           17%             43%           20%
Protective products           16%           17%             13%           21%
Other products                 1%            1%              1%            1%
                             ---           ---             ---           ---
       Total                 100%          100%            100%          100%
                             ===           ===             ===           ===

    Gross Profit.  Gross profit for the second quarter of fiscal 2002 totaled
    -------------
$430,000 compared to $2,498,000 for the second quarter of fiscal 2001, a decrease of $2,068,000 or 83%. The Company's gross margin was 6.4% of net sales for the quarter ended January 31, 2002, compared to 16.5% for the quarter ended January 31, 2001. The decrease in gross margin percentage was primarily the result of a substantial portion of labor and overhead costs being fixed in nature, and therefore, not decreasing with lower sales volumes. In addition, the Company incurred significant increases in product liability and commercial general liability insurance costs. Gross profit for the six months ended January 31, 2002 totaled $1,456,000 compared to $5,860,000 in fiscal 2001, a decrease of $4,404,000 or 75%. Gross margin was 8.8% for the six months ended January 31, 2002, compared to 17.1% for the six months ended January 31, 2001. The decrease in gross margin was primarily due to the same factors that impacted the second quarter, as discussed above.

     Operating Expenses.  The Company's selling and marketing expenses totaled
     ------------------
$492,000, for the second quarter of fiscal 2002, compared to $1,049,000 in the second quarter of 2001, a decrease of $557,000 or 53%. Selling and marketing expenses for the second quarter of fiscal 2002 amounted to 7.3% of net sales, compared to 6.9% during the second quarter of fiscal 2001. For the six months ended January 31, 2002, selling and marketing expenses totaled $997,000 compared to $1,858,000 for the corresponding period of the prior year, representing a decrease of $861,000 or 46%. Selling and marketing expenses for the first six months of fiscal 2002 amounted to 6.0% of net sales, compared to 5.4% during the first six months of fiscal 2001. The decrease in the dollar amount for the second quarter and first six months of fiscal 2002 was primarily due to a decrease in commission expense as a result of the lower sales level discussed above. The increase in expenses as a percentage of net sales was primarily due to certain expenses, such as salaries, wages and trade show expenses that are basically fixed in nature and are not directly related to the decreased net sales discussed above.

     General and administrative expenses totaled $1,513,000 in the second quarter of 2002, compared to $1,060,000 in the second quarter of 2001, an increase of $453,000 or 42.7%. General and administrative expenses for the second quarter of fiscal 2002 amounted to 22.4% of net sales, compared to 7.0% during the second quarter of 2001. For the six months ended January 31, 2002, general and administrative expenses totaled $3,044,000 compared to $2,342,000 for the corresponding period of the prior year, representing an increase of $702,000 or 30.0%. General and administrative expenses for the first six months of fiscal 2002 amounted to 18.4% of net sales, compared to 6.8% during the first six months of fiscal 2001. The increase in general and administrative expense for fiscal 2002 is primarily due to an increase in product development expense as a result of increased emphasis by the Company in product development. To a lesser extent, general and administrative expenses increased due to higher legal fees in the current year as a result of the Company having received a legal fee reimbursement in the previous year.

     Other Income (Expense).  Other income totaled $81,000 in the second quarter
     ----------------------
of 2002, compared to $117,000 in the second quarter of 2001, a decrease of $36,000 or 30.8%. For the six months ended January 31, 2002, other income totaled $197,000 compared to $309,000 for the corresponding period of the prior year, a decrease of $112,000 or 36.3%. The decrease for the second quarter and first six months was primarily due to decreased interest rates available on the Company's marketable securities and cash equivalents.

     Provision for Income Taxes.  The income tax provision for the second
     ---------------------------
quarter and first six months of fiscal 2002 was zero due to changes in the valuation allowance. The income tax provision for the second quarter and first six months of fiscal 2001 was $61,000 and $520,000 respectively, or 12% and 26% of income before income taxes. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At January 31, 2002, the Company has a valuation allowance of approximately $2.6 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation may need to be increased. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

     Liquidity and Capital Resources
     -------------------------------

     Cash and cash equivalents totaled $17,499,000 as of January 31, 2002, compared to $16,612,000 as of July 31, 2001. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of January 31, 2002 was $26,615,000, compared to $28,844,000 as of July 31, 2001, and the Company's current ratio was 5.3:1 as of January 31, 2002, compared to 5.1:1 as of July 31, 2001. The decrease in working capital was primarily due to decreases in accounts receivable and deferred income taxes, partially offset by an increase in cash and cash equivalents, inventory, and a decrease in current liabilities.

At January 31, 2002, the Company had a credit agreement with a major bank providing for an $11,000,000 revolving line of credit. At January 31, 2002, approximately $3,500,000 in letters of credit were issued through this credit facility. Effective January 31, 2002, the Company obtained the bank's waiver of the Company's non-compliance with the minimum tangible net worth covenant in its credit agreement. On February 28, 2002, the Company chose not to renew the credit agreement and it, therefore, expired. The letters of credit that were issued and outstanding at February 28, 2002 in the amount of $2,200,000 remain in place. The Company has a written commitment from another major bank for a $9,000,000 secured credit facility. The Company believes that it current cash position is sufficient to satisfy its short term funding requirements. To fund long term growth, the Company expects to enter into the above credit facility or alternative financing.

Certain statements in this report are considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Words and phrases such as "expect", "believes" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Future results may be adversely affected by various factors including a continuation of the general economic and consumer spending slowdown and of the pervasive weakness throughout the retail industry; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company's major customers; the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive. See the Company's fiscal year 2001 Form 10-K and other filings with the Securities and Exchange Commission for greater detail regarding factors that constitute cautionary statements with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

     The Company had long-term debt of $692,000 as of January 31, 2002, compared to $846,000 as of July 31, 2001, with the decrease due to a payment made during the first six months of the year. The Company had net stockholders' equity of $29,327,000 as of January 31, 2002, compared to $31,715,000 as of July 31, 2001, with the difference due to operating results for the six months ended January 31, 2002.

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

     Critical Accounting Policies
     ----------------------------

     Use of Estimates
     ----------------

     Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters.

     Accounts Receivable
     -------------------

     Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company's ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain an allowance for doubtful accounts to reflect the estimated expected uncollectability of accounts receivable based on past collection history and specific risks identified through participation in certain credit bureaus.

     Inventory
     ---------

     Inventories consist primarily of finished products purchased in bulk categories to be sold to our customers. We state our inventories at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future selling prices and demand requirements and compare that with the current or committed inventory levels. In addition, an allowance for obsolete inventory is maintained to reflect the expected unsaleable or unrefundable inventory based on an evaluation of slow-moving products.

     Revenue Recognition
     -------------------

     We recognize revenue when products are shipped. Sales are shown net of returns, discounts, and cooperative advertising.

     Warranties/Returns
     ------------------

     The Company records a liability for the estimated costs of product warranties and returns at the time revenue is recognized. The Company's warranty and returns obligations are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty and returns obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim and returns activity or increased costs with servicing those claims, its warranty and returns accrual will increase resulting in decreased gross profit.

     Deferred Taxes
     --------------

     The Company records a valuation allowance to reduce tax assets to the amount that is more likely than not to be realized. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgment regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          See Note 6 to Notes to Consolidated Financial Statements included in
          Part I of this Form 10-Q.

Item 4.   Submissions of Matters to Vote of Security Holders
          --------------------------------------------------

          At the Annual Meeting of Stockholders on December 3, 2001, the following matters were voted on and approved:


          1. Six Directors were elected to the Board of Directors to hold office for a one-year term or until their successors are elected and qualified. The following persons were elected: Kenneth N. Berns, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond (Jay) H. Losi II and Mark S. Siegel. A total of 4,597,602 shares voted, representing 99.9% of the Company's total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

                                                    Votes          Votes
                                                      For         Against
                    Kenneth N. Berns               4,229,932      367,670
                    Michael T. Carr                4,229,932      367,670
                    Loren Hildebrand               4,229,932      367,670
                    Raymond H. Losi                4,229,932      367,670
                    Raymond H. Losi II             4,229,932      367,670
                    Mark S. Siegel                 4,229,932      367,670

          2. An amendment to the 1994 Variflex Stock Plan was approved. 4,211,052 shares of common stock voted in favor of the proposal, 385,720 shares voted against and 830 shares abstained.

          3. The Board's selection of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ended July 31, 2002 was ratified. 4,588,677 shares of common stock voted in favor of the proposal, and 8,925 shares voted against.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               (a) Exhibits.
                   ---------

                   10.8.1 - Employment agreement dated January 24, 2002, with Petar Katurich

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


                             VARIFLEX, INC.


March 15, 2002           /s/   Raymond H. Losi II
                         ------------------------------------------------------
                               Raymond H. Losi II
                               Chief Executive Officer (Principal Executive
                               Officer)


March 15, 2002           /s/   Petar Katurich
                         ------------------------------------------------------
                               Petar Katurich
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer)