Form 10-Q
period 2002-04-30
VARIFLEX INC
filed 2002-06-14
CIK 921366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: April 30, 2002

Commission File No.: 0-24338

VARIFLEX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5152 North Commerce Avenue
Moorpark, California 93021
(Address of principal executive offices)

Registrant’s telephone number, including area code: (805) 523-0322

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of June 1, 2002, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 30, 2002	July 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,059	$16,612
Trade accounts receivable, less allowances of $438 and $436 as of April 30, 2002 and July 31, 2001, respectively	10,413	8,067
Inventory (finished goods)	8,654	7,437
Inventory (raw materials and work-in-process)	642	727
Deferred income taxes	902	1,337
Prepaid expenses and other current assets	1,625	1,677

Total current assets	35,295	35,857
Property and equipment, net	337	295
Intangible assets	2,489	2,848
Other assets	452	574

Total assets	$38,573	$39,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade acceptances payable	$619	$537
Accounts payable	2,241	1,141
Accrued warranty	785	848
Accrued salaries and related liabilities	653	684
Accrued co-op advertising	1,734	1,882
Accrued returns and allowances	913	730
Accrued product liability claims	377	418
Other accrued expenses	463	573
Current maturities of note payable	200	200

Total current liabilities	7,985	7,013
Note payable, less current maturities	715	846

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 6,044,736 issued as of April 30, 2002 and July 31, 2001	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	16,854	18,696
Treasury stock, at cost, 1,440,965 shares as of April 30, 2002 and July 31, 2001	(8,715)	(8,715)

Total stockholders’ equity	29,873	31,715

Total liabilities and stockholders’ equity	$38,573	$39,574

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine months ended April 30,		Three months ended April 30,
	2002	2001	2002	2001
Net sales	$30,168	$44,909	$13,663	$10,598
Cost of goods sold	26,033	37,544	10,984	9,093

Gross profit	4,135	7,365	2,679	1,505

Operating expenses:
Selling and marketing	1,761	2,565	764	753
General and administrative	4,463	3,584	1,419	1,196

Total operating expenses	6,224	6,149	2,183	1,949

Income (loss) from operations	(2,089)	1,216	496	(444)

Other income (expense):
Interest expense	(69)	(78)	(23)	(26)
Interest income and other	316	513	73	152

Total other income (expense)	247	435	50	126

Income (loss) before income taxes	(1,842)	1,651	546	(318)
Provision for (benefit from) income taxes	—	358	—	(162)

Net income (loss)	$(1,842)	$1,293	$546	$(156)

Net income (loss) per share of common stock:
Basic	$(0.40)	$0.28	$0.12	$(0.03)

Diluted	$(0.40)	$0.27	$0.12	$(0.03)

Weighted average shares outstanding:
Basic	4,602	4,584	4,604	4,584

Diluted	4,602	4,780	4,604	4,584

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended April 30,
	2002	2001
Operating activities
Net income (loss)	$(1,842)	$1,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70	95
Amortization of intangibles	358	359
Non-cash interest charge	69	78
Deferred income taxes	435	(91)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,346)	5,213
Inventory	(1,132)	(1,803)
Prepaid expenses and other current assets	51	(648)
Trade acceptances payable	83	(407)
Accounts payable	1,100	(1,128)
Accrued product recall expenses	—	(732)
Other current liabilities	(209)	(2,251)

Net cash used in operating activities	(3,363)	(22)

Investing activities
Purchases of property and equipment	(113)	(137)
Other assets	123	(18)

Net cash provided by (used in) investing activities	10	(155)

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net increase (decrease) in cash	(3,553)	(377)
Cash and cash equivalents at beginning of period	16,612	14,066

Cash and cash equivalents at end of period	$13,059	$13,689

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2001.

Note 2.    Reclassifications

Certain reclassifications have been made to the fiscal 2001 financial statements to conform with fiscal 2002 presentation. (See Note 4)

Note 3.    Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and nine month periods ended April 30, 2002, and the three month period ended April 30, 2001 diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. For the nine month period ended April 30, 2001, the number of shares used in the calculation of diluted earnings per share included 196,086 shares issuable under stock options and warrants using the treasury stock method.

Note 4.    Cooperative Advertising

As of August 1, 2001, the Company adopted the Emerging Issue Task Force (EITF) Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” EITF 00-25 requires consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, be classified as a reduction of revenue in the vendor’s income statement (instead of an expense) unless certain criteria are met. Accordingly, certain charges for cooperative advertising are reflected as a reduction of revenue. Prior year financial statements have been reclassified to conform to the requirements of EITF 00-25.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and nine months ended April 30, 2002 and 2001, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates, skateboards, bodyboards and scooters. The outdoor products include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products within the segment are as follows:

	Nine months ended April 30,		Three months ended April 30,
	2002	2001	2002	2001
Action sport products	$11,818	$26,039	$3,609	$2,155
Outdoor products	16,581	13,659	10,001	7,406
Protective products	3,484	7,908	726	1,622
Other products	248	462	90	71

Total gross sales	32,131	48,068	14,426	11,254
Returns and allowances	(1,032)	(1,788)	(318)	(409)
Cooperative advertising	(931)	(1,371)	(445)	(247)

Total net sales	$30,168	$44,909	$13,663	$10,598

Note 6.    Legal Proceedings

On December 19, 2001, JumpSport Inc., a California Corporation, filed a complaint in the United States District Court for the Northern District of California against the Company and 10 other entities (the “JumpSport Action”). The Complaint alleged, among other things, that the Company’s trampoline enclosures infringed and continues to infringe two patents owned by the plaintiff. The Complaint prays for an injunction, unspecified monetary damages, treble damages, costs and attorneys’ fees.

The Company believes it has meritorious defenses to the claims alleged in the JumpSport Action and intends to conduct a vigorous defense. The Company does not believe that the outcome of the JumpSport Action will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

From time to time, the Company is involved in other claims and lawsuits (including those involved in product liability) arising in the ordinary course of its business. Management does not believe these matters will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a distributor and wholesaler of in-line skates, skateboards, bodyboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, portable instant canopies, and springless trampolines. The Company designs and develops these products which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries.

Results of Operations

Net Sales.    Net sales for the third quarter of fiscal 2002 (the quarter ended April 30, 2002) totaled $13,663,000 compared to $10,598,000 for the third quarter of fiscal 2001, representing an increase of $3,065,000 or 29%. The increase in net sales for the third quarter was attributable to a significant increase in overall demand for both action sport products and outdoor products. Action sport products increased 67% compared to last year while outdoor products increased 35% from the prior year. These increases were partially offset by the 55% decrease in protective products which included lower helmet sales on X-Games identified products as a result of the expiration on March 31, 2002 of the X-Games license.

Despite the increase in sales for the quarter, net sales for the nine month period ended April 30, 2002 were $30,168,000, compared to $44,909,000 for the same period in the prior year representing a decrease of $14,741,000 or 33%. More than one half of the decrease is attributable to the significant drop in mini-scooter sales with the remaining decrease attributable to the impact of the recessionary climate during the first two quarters, which had a dramatic impact on the decline in sales in action sports and protective product categories.

The following table shows the Company’s major product categories as a percentage of total gross sales for the third quarter and first nine months of fiscal 2002 compared to the third quarter and first nine months of fiscal 2001. Action sport products include in-line skates, skateboards, bodyboards and scooters. Outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets.

	Nine months ended April 30,		Quarter ended April 30,
	2002	2001	2002	2001
Action sport products	37%	54%	25%	19%
Outdoor products	51%	28%	69%	66%
Protective products	11%	17%	5%	14%
Other products	1%	1%	1%	1%

Total	100%	100%	100%	100%

Gross Profit.    Gross profit for the third quarter of fiscal 2002 totaled $2,679,000 compared to $1,505,000 for the third quarter of fiscal 2001, an increase of $1,174,000 or 78%. The Company’s gross margin was 19.6% for the quarter ended April 30, 2002, compared to 14.2% for the quarter ended April 30, 2001. The increase in gross margin percentage was primarily the result of higher gross margins relating to certain outdoor products and due to labor and overhead costs being primarily fixed in nature and therefore not increasing with higher sales volumes. This was partially offset by the Company incurring significant increases in product liability and commercial general liability insurance costs. Gross profit for the nine months ended April 30, 2002 totaled $4,135,000 compared to $7,365,000 for the nine month period ended April 30, 2001, a decrease of $3,230,000 or 44%. Gross margin was 13.7% for the nine months ended April 30, 2002, compared to 16.4% for the nine months ended April 30, 2001. The decrease in gross margin was primarily due to labor and overhead costs that are primarily fixed in nature not decreasing with lower sales volumes.

Operating Expenses.    The Company’s selling and marketing expenses totaled $764,000, for the third quarter of fiscal 2002, compared to $753,000 in the third quarter of 2001. Commission expense increased with higher net sales as well as total international sales expenses. These increases were partially offset by decreases in employee wages and promotional and tradeshow expense. For the nine months ended April 30, 2002, selling and marketing expenses totaled $1,761,000 compared to $2,565,000 for the corresponding period of the prior year, representing a decrease of $804,000 or 31.3%. Selling and marketing expenses for the first nine months of fiscal 2002 amounted to 5.8% of net sales, compared to 5.7% during the first nine months of fiscal 2001. The higher dollar amount for the nine month period in the prior year was primarily attributable to higher commission payments as a result of higher sales.

General and administrative expenses totaled $1,419,000 in the third quarter of 2002, compared to $1,196,000 in the third quarter of 2001, an increase of $223,000 or 18.6%. General and administrative expenses for the third quarter of fiscal 2002 amounted to 10.4% of net sales, compared to 11.3% during the third quarter of 2001. For the nine months ended April 30, 2002, general and administrative expenses totaled $4,463,000 compared to $3,584,000 for the corresponding period of the prior year, representing an increase of $879,000 or 24.5%. General and administrative expenses for the first nine months of fiscal 2002 amounted to 14.8% of net sales, compared to 8.0% during the first nine months of fiscal 2001. The increase in general and administrative expense for fiscal 2002 is partially a result of an increase in product development expense as a result of increased emphasis by the Company in product development. To a lesser extent, general and administrative expenses increased due to increased facility costs and as a result of the Company having received a legal fee reimbursement in the previous year.

Other Income (Expense).    Other income totaled $50,000 in the third quarter of 2002, compared to $126,000 in the third quarter of 2001, a decrease of $76,000 or 60.3%. For the nine months ended April 30, 2002, other income totaled $247,000 compared to $435,000 for the corresponding period of the prior year, a decrease of $188,000 or 43.2%. The decrease for the third quarter and nine month period was primarily due to decreased interest rates available on the Company’s marketable securities and cash equivalents.

Provision for benefit from Income Taxes.    The income tax provision for the third quarter and first nine months of fiscal 2002 was zero due to changes in the valuation allowance. Income taxes for the third quarter and first nine months of fiscal 2001 was a benefit of $162,000 and a provision of $358,000 respectively, or 51% of the loss and 22% of income before income taxes. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At April 30, 2002, the Company has a valuation allowance of approximately $1.9 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation may need to be increased. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

Liquidity and Capital Resources

Cash and cash equivalents totaled $13,059,000 as of April 30, 2002, compared to $16,612,000 as of July 31, 2001. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of April 30, 2002 was $27,310,000, compared to $28,844,000 as of July 31, 2001, and the Company’s current ratio was 4.4:1 as of April 30, 2002, compared to 5.1:1 as of July 31, 2001. The decrease in working capital was primarily due to decreases in cash and cash equivalents, deferred taxes and an increase in current liabilities, partially offset by increases in accounts receivable and inventory.

On March 31, 2002 the Company entered into a new credit agreement with a major bank providing a $9 million revolving line of credit with separate sub-limits of $9 million for the issuance of commercial letters of credit and $2 million for actual cash borrowing. The agreement which expires May 1, 2003 is secured by substantially all the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain Libor based interest options. The agreement requires that the Company satisfy certain financial covenants. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas periods and the spring seasons. The outstanding balance of letters of credit on April 30, 2002 was $2.3 million. Since the Company expects to finance its 2002 operations from operating cash flow and existing cash reserves, the Company does not anticipate borrowing cash available under the line throughout its fiscal year end.

The Company had long-term debt of $715,000 as of April 30, 2002, compared to $846,000 as of July 31, 2001, with the decrease due to a payment made during the year. The Company had net stockholders’ equity of $29,910,000 as of April 30, 2002, compared to $31,715,000 as of July 31, 2001, with the difference due to operating results for the nine months ended April 30, 2002.

Sensitivity

The Company does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers has any significant material and adverse impact on the Company’s ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in U.S. Dollars and payments to suppliers are also made in U.S. Dollars. Nonetheless, there can be no assurance that the value of the dollar will not have an impact upon the Company in the future.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment in short-term instruments and money market funds.

Critical Accounting Policies

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

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company’s ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain an allowance for doubtful accounts to reflect the estimated future uncollectability of accounts receivable based on past collection history and specific risks that have been identified by reviewing current customer information.

Inventory

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

Warranties/Returns

The Company records a liability for the estimated costs of product warranties and returns at the time revenue is recognized. The Company’s warranty and returns obligations are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty and returns obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim and returns activity or increased costs with servicing those claims, its warranty and returns accrual will increase resulting in decreased gross profit.

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

Certain statements in this report are considered “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Words and phrases such as “expects,” “anticipates” and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Future results may be adversely affected by various factors including a continuation of the general economic and consumer spending slowdown and of the pervasive weakness throughout the retail industry; the risk that the Company may not continue to expand and diversify its business and product lines; the risk of loss of one or more of the Company’s major customers; the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if its products are price competitive. See the Company’s fiscal year 2001 Form 10-K and other filings with the Securities and Exchange Commission for greater detail regarding factors that constitute cautionary statements with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 6 to Notes to Consolidated Financial Statements included in Part I of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

None

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

By:	/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

June 14, 2002

By:	/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)

June 14, 2002