Form 10-K
period 2002-07-31
VARIFLEX INC
filed 2002-10-29
CIK 921366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2002

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

Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of October 1, 2002 was approximately $4,542,000 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Shares of $.001 par value Common Stock outstanding at October 1, 2002: 4,603,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on December 11, 2002 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “potential,” “expect,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” or in the documents incorporated by reference in this report.

PART I

Item 1.    Business.

The Company was originally incorporated in California in 1977, and reincorporated in Delaware in March 1994. The Company is a distributor and wholesaler of in-line skates, skateboards, scooters, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, canopies, and springless trampolines. The Company designs and develops these products which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and in foreign countries. For the year ended July 31, 2002, international sales amounted to approximately 8% of total net sales.

The following table shows the Company’s major product categories as a percentage of total gross sales for the fiscal years ended July 31, 2002, 2001, and 2000. Action sport products include in-line skates, skateboards, and scooters. The outdoor products include canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets. Other products consist primarily of replacement parts.

	2002	2001	2000
Action sports products	34%	48%	51%
Outdoor products	57%	37%	34%
Protective products	8%	15%	13%
Other products	1%	( *)	2%

Total	100%	100%	100%

(*)	Less than one-half of one percent.

The Company has developed and markets its Quik Shade® instant canopy that is designed to offer portable shade and shelter for a variety of uses with the convenience of quick set-up and take-down. Canopies generally are sold in a variety of sizes and color. They contain a fully assembled powder coated frame with multiple height adjustments, 100% UV protected aluminum backed polyester tops, storage bags and anchoring kits. The Company presently offers multiple models of the Quik Shade® and a line of Quik Shade® accessories.

The Company has developed and markets, under an exclusive license agreement, a springless trampoline that makes use of elastic bands for its suspension system. The agreement gives the Company worldwide rights to the patented technology for the duration of the patent. The trampolines come in different sizes and are sold under the Airzone™ and Ultraflex brands. Additionally, the Company markets mini-trampolines, trampoline enclosures and trampoline covers.

        In-line skates feature wheels mounted in a straight line on a composite plastic or aluminum chassis, functioning much like the blade on an ice skate. The Company currently sells various models of in-line skates to the mass market under the Variflex® brand. The Company’s in-line skates generally consist of a molded polymer boot with a wheel chassis attached to the bottom of the boot, and high density polyurethane wheels mounted on bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner that increases comfort. Each chassis holds three or four wheels mounted in line, and each pair of skates has either one or two brakes mounted on the rear of the chassis.

        The Company markets a wide range of skateboards and skoot skates. The Company presently offers different models of skateboards under the Variflex®, Static® and other licensed brands along with various models of the Variflex Skoot Skate, which is a skateboard with a removable handle for young children and beginners.

The Company also markets a line of recreational protective helmets. Different helmets are marketed to cyclists, snowboarders, skateboarders and in-line skaters. The Company presently has adult helmet models, young adult models, youth models, child models and toddler models. Each model features ventilated aerodynamic designs with adjustable straps, and each comes in a variety of colors and graphics. The Company’s helmets are manufactured by independent contractors using either a process of injecting a polyurethane foam or expanded polystyrene (EPS) to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. These helmets meet or exceed the applicable standards of the American Society for Testing and Materials (ASTM) or the Consumer Product Safety Commission (CPSC). Additionally, the Company offers a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards.

The Company’s products are marketed in North America primarily through a network of independent sales representatives and through customer visits by Company employees. The Company’s current customers consist primarily of national mass merchandisers, regional mass merchandisers, catalog houses, major sporting goods chains and, major home improvement chains. The Company began expanding international marketing in fiscal 2001 and has grown international sales in fiscal 2002 to approximately 8% of total gross sales. The Company primarily uses an internal sales representative for international sales and marketing efforts.

Source and availability of materials.

The Company’s products are sourced from independent contractors located primarily in Asia. These suppliers manufacture, assemble and package the Company’s products under the detailed specifications of the Company’s management representatives who visit frequently to oversee quality control and work on cost containment. The raw materials and subcomponents for these products are manufactured by independent contractors, most of which are also located in Asia, that have been procured by the Company’s suppliers or, often, by the Company.

The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contractual agreements. The Company negotiates the cost of its products directly with its foreign suppliers in U.S. Dollars.

A significant portion of the Company’s products are manufactured in mainland China, which trades with the United States under a Normal Trade Relations (“NTR”) trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under NTR tariff rates. From time to time, the U.S. has threatened to rescind NTR tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products; however there can be no assurance with regard to the possible imposition of sanctions in the future.

Patents, trademarks, licenses, franchises and concessions.

The Company holds or has pending certain design patents and utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex®, Static®, Quik Shade®, Motoshade™, Ultraflex™ and Airzone™ trademarks in the United States, and actively protects against any unauthorized use. Registrations of various other trademarks for the Company’s products are pending.

During 2002, the Company entered into two non-exclusive license agreements to produce several lines of in-line skates, helmets, skoot skates, skateboards, protective pads, accessories, and new products (hockey sets, body boards, and pogo sticks) to be introduced in the future under the “SpongeBob Squarepants” and “Jimmy Neutron” brands. These new licenses compliment the “Rocket Power” license that the Company currently uses to produce a variety of products. “Rocket Power”, “SpongeBob Squarepants” and “Jimmy Neutron” are popular animation programs on the Nickelodeon channel. The “Rocket Power” and “SpongeBob Squarepants” agreements expire in December 2003, while the “Jimmy Neutron” agreement expires in December 2004.

During 1999, the Company entered into an exclusive license agreement with Product Resource and Development, Inc. to manufacture and market a springless trampoline that uses an elastic material to provide the bounce and lift. The agreement gives the Company worldwide rights to the patented technology for the duration of the patent. The trampolines are being sold under the Airzone™ and Ultraflex™ brands. Additionally, the Company markets mini trampolines, trampoline enclosures and trampoline covers.

The Company, during 1999, entered into a non-exclusive license agreement to produce a line of in-line skates, accessories, snowboards, helmets, yo-yo’s, and skateboards under the “X Games” brand. The Company’s right to sell X-Games products expired March 31, 2002.

Major customers.

The Company had three customers (The Sports Authority, Toys “R” Us and Wal-Mart) that individually accounted for in excess of 10% of the Company’s sales in 2002. These companies represented, in aggregate, approximately 40% of the Company’s total sales in 2002. The loss of any one or more of the Company’s major customers could have a material adverse effect upon the Company.

Backlog.

The Company had approximately $7,360,000 in unfilled purchase orders as of September 30, 2002, compared to approximately $2,810,000 as of September 30, 2001. The increase in backlog is due primarily to an increase in orders of in-line skates, skateboards and trampolines of 241%, 124% and 232%, respectively. The Company believes that substantially all of these unfilled orders will be filled in fiscal 2003.

Competition.

The principal competitive factors in each of the Company’s product categories are price, quality, brand recognition and customer service, with the most important factors being price and quality. At present, the Company believes that its products in each category, when compared to competitors’ products of comparable quality, are currently offered at similar prices to most of its competitors.

To improve customer service, the Company offers competitive warranties on all products sold ranging from 60 days for in-line skates and skateboards to 5 year tiered on all trampolines. The warranties offered compare favorably with industry standards.

Independent research indicates that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company’s primary competitors in the in-line skate market include Roller Derby (CAS), World Sports and Rollerblade, Inc. In the case of recreational protective equipment, CXSports is the Company’s primary competitor in the mass market. Bell Sports Corp. (Bell) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational helmet mass market. For instant canopies, the Company’s primary competitors are International E-Z Up, Inc. and Caravan. For trampolines, the Company’s primary competitors are Jumpking, Inc. and Hedstrom.

Employees.

As of July 31, 2002, the Company employed approximately 90 full-time employees. None of the Company’s employees are represented by unions.

Item 2.    Properties.

The Company’s principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company’s corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company’s products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also leases an immediately adjacent 31,233 square foot building, consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2005 with a five-year renewal option, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on commercially satisfactory terms. The Company also leases in a building located in nearby Oxnard, California, 50,092 square feet consisting of additional warehouse space. The lease for this facility currently expires June 18, 2003, with a one-year renewal option.

Management believes that the Company’s present facilities will be adequate for the near future.

Item 3.    Legal Proceedings.

On December 19, 2001, JumpSport Inc., filed a complaint in the United States District Court for the Northern District of California against the Company and ten other entities (the “JumpSport Action”). The complaint alleged, among other things, that the Company’s trampoline enclosures infringed and continues to infringe two patents owned by the plaintiff. The complaint prays for an injunction, unspecified monetary damages, treble damages, costs and attorneys’ fees.

The Company believes it has meritorious defenses to the claims alleged in the JumpSport Action and intends to conduct a vigorous defense. The Company does not believe that the outcome of the JumpSport Action will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

        From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self insured retention deductible claims. At July 31, 2002 the Company had $390,000 reserve against such claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the quarter ended July 31, 2002.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters.

(a)  Market Information.

The high and low last sale prices for the Company’s common stock, as reported on the Nasdaq National Market, during each of the quarters of the fiscal years ended July 31, 2001 and 2002 were as follows (per share):

	High	Low
Fiscal 2001, quarter ended:
October 31, 2000	6.91	3.50
January 31, 2001	8.94	4.75
April 30, 2001	9.00	7.00
July 31, 2001	7.67	5.50

Fiscal 2002, quarter ended:
October 31, 2001	5.71	4.53
January 31, 2002	5.57	4.40
April 30, 2002	5.00	4.25
July 31, 2002	4.74	4.00

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “VFLX.” As of October 1, 2002, the closing sale price of the Company’s Common Stock on the Nasdaq National Market was $3.33.

(b)  Holders.

There were 95 holders of record of the Company’s Common Stock on October 1, 2002.

(c)  Dividends.

The Company has never paid cash dividends and has no present intention to pay cash dividends in the foreseeable future. The Delaware General Corporation Law also restricts the Company’s ability to pay dividends. The Delaware General Corporation Law provides that a Delaware corporation may pay dividends either (1) out of the corporation’s surplus (as defined by Delaware law), or (2) if there is no surplus, out of the corporation’s net profit for the fiscal year in which the dividend is declared or the preceding fiscal year. Any determination in the future to pay dividends will depend on the Company’s financial condition, capital requirements, results of operations, contractual limitations, legal restrictions and any other factors the Board of Directors deems relevant.

Item 6.    Selected Financial Data.

The following selected consolidated financial data with respect to the Company’s consolidated financial position as of July 31, 2002 and 2001 and results of operations for the years ended July 31, 2002, 2001, and 2000 has been derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company’s consolidated financial position as of July 31, 2000, 1999 and 1998 and results of operations for the years ended July 31, 1999 and 1998 has been derived from the Company’s audited consolidated financial statements, which are not presented in this report.

	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Operations Data:
Net sales	$46,446	$57,713	$53,286	$36,477	$41,305
Pre-tax income (loss)	(678)	1,726	(1,983)	983	(2,704)
Net income (loss)	(678)	1,346	(1,983)	803	(3,488)
Net income (loss) per share:
Basic	$(0.15)	$0.29	$(0.39)	$0.14	$(0.58)
Diluted	$(0.15)	$0.28	$(0.39)	$0.14	$(0.58)
Weighted average shares outstanding:
Basic	4,604	4,584	5,092	5,817	6,025
Diluted	4,604	4,797	5,092	5,860	6,025
Balance Sheet Data:
Total assets	$39,699	$39,574	$43,217	$40,617	$44,755
Working capital	28,491	28,844	27,192	34,072	39,283
Long-term obligations	739	846	942	—	—
Stockholders’ equity	31,037	31,715	30,369	35,561	39,872

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net sales consist of invoiced sales less agreed upon programs, (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily through mass merchandise, major sporting goods and major home improvement channels. The Company uses independent sales representatives to provide sales support.

Costs of goods sold consists of product costs, freight distribution (as well as warehouse costs), payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers.

Operating expenses consist of selling and marketing costs and general and administrative costs. Selling and marketing costs consist of payroll expenses, sales commissions and other promotional items. General and administrative costs consist of payroll, legal, accounting, information systems, product development, intangible amortization and other overhead expenses.

Other income and expenses consists of interest income, interest expense and other non-operating items.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 supersedes APB No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this statement with respect to any business combination entered into after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.

Goodwill and other intangible assets will be reviewed for impairment on a periodic basis. The Company elected early adoption of SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 did not have an impact on the Company’s financial statements.

In April 2001, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenue in the vendor’s income statement (instead of an expense) unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company adopted EITF 00-25 effective August 1, 2001. Accordingly, certain charges for cooperative advertising are reflected as a reduction of revenue. Cooperative advertising expenses for the years ended July 31, 2002, 2001, and 2000 were $1,323,000, $1,451,000, and $1,915,000, respectively.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” SFAS No. 144 supersedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that long-lived assets to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion 30, “ Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) for the disposal of a segment of a business and extends the reporting of a discontinued operation to a “component of an entity”, increasing the likelihood that a disposition will represent a discontinued operation. Further, SFAS No. 144 requires operating losses from a “component of an entity” to be recognized in the period in which they occur rather than as of the measurement date as previously required by APB 30. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the Company will be applying the provisions of SFAS No. 144 in fiscal year 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position, results of operations or cash flows.

Results of Operations

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

Net Sales.    Net sales for the fiscal year ended July 31, 2002 totaled $46,446,000, a decrease of $11,267,000 or 20% from fiscal 2001 net sales of $57,713,000. The decrease in sales was primarily the result of decreased sales in action sport products and protective products partially offset by an increase in outdoor products.

Gross sales in the action sports category (which includes in-line skates, skateboards and scooters) decreased $12,900,000 from $29,500,000 in fiscal 2001 to $16,600,000 in fiscal 2002 primarily as a result of the Company dropping the scooter business, which contributed over $8 million in fiscal 2001. In addition, gross sales for in-line skates and skateboards decreased in 2002 by 22% and 25% respectively, primarily due to lower volume sales in these products as a result of the consumer spending slowdown that caused many retailers to be extremely cautious and to manage their inventory levels downward.

Gross sales of protective products (which include recreational protective equipment such as wrist guards, elbow pads, knee pads and helmets) decreased $5,049,000, or 55%, from $9,175,000 in fiscal 2001 to $4,126,000 in fiscal 2002. This was primarily due to lower sales on X-Games identified products as a result of the expiration of the Company’s right to sell X-Games products on March 31, 2002.

The overall decrease in gross sales was partially offset by an increase in gross sales of our outdoor products (which include canopies and springless trampolines). Gross sales of our outdoor products increased $5,717,000, or 25%, to $28,156,000 in 2002 from $22,439,000 in 2001. Canopies and trampolines when compared to fiscal 2001 showed increased sales of 25% and 27%, respectively.

Three customers in fiscal 2002 individually accounted for more than 10% of the Company’s gross sales. Collectively, these three customers accounted for approximately 40% of the Company sales compared to the prior year where only one customer (at 27%) exceeded 10%.

Gross Profit.    Gross profit for the fiscal year ended July 31, 2002 decreased by $1,739,000 compared to the fiscal year ended July 31, 2001, representing a 19% decrease. The Company’s gross profit margin as a percentage of net sales was relatively flat at 15.8% in fiscal 2002, compared with 15.7% in fiscal 2001. Changes in product mix contributed to the relatively minimal change in gross profit. Outdoor products, specifically canopies, were sold at slightly higher gross profit margins. However, the increase in gross profit margin resulting from increased canopy sales was offset by lower gross profit margins on increased international direct sales and to a lesser degree over-all competitive pricing.

Operating Expenses.    The Company’s operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 2002 totaled $8,276,000, or 17.8% of net sales. Operating expenses for fiscal 2001 were $7,914,000, or 13.7% of net sales.

Selling and marketing expenses totaled $2,547,000 in fiscal 2002, or 5.5% as a percentage of sales, as compared to $3,704,000 or 6.4% of sales in fiscal 2001. The lower costs in selling and marketing reflect decreased commission expense as a result of lower sales in fiscal 2002, lower employee wages from an unfilled position for a part of the year and lower promotional tradeshow expenses.

General and administrative expenses totaled $5,729,000 or 12.3% of sales as compared to $4,743,000 or 8.2% of sales. The increase in general and administrative expense is partially a result of increased emphasis by the Company on product development. Product development expense in fiscal 2002 amounted to $1,110,000 compared to $811,000 in the prior year. The increase in general and administrative expense also included increased facility costs and increased professional fees as a result of the Company having received a legal fee reimbursement in the previous year.

Other Income (Expense).    Other income (expense) for fiscal 2002 was $269,000 as compared to $572,000 in fiscal 2001, a decrease of $303,000, or 53%. This decrease was primarily due to decreased interest income due to lower interest rates and lower cash balances held throughout the year.

Provision for Income Taxes.    No provision or benefit for income taxes was recorded in fiscal 2002 due to the operating loss throughout the year and due to changes in the valuation allowance. The Company has a valuation allowance of approximately $2,000,000 against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, approximately $600,000 of the valuation allowance may be further reversed as a reduction of income tax expense and thereby reduce the Company’s effective tax rate. Approximately $1,400,000 of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which the Company does not expect to occur in the foreseeable future.

Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

Net Sales.    Net sales for the fiscal year ended July 31, 2001 totaled $57,713,000, an increase of $4,427,000, or 8% from fiscal 2000 net sales of $53,286,000. Significant increases in volume with respect to the Company’s portable instant canopies, scooters, and recreational protective equipment, offset to a lesser extent by decreases in volume in in-line skates and trampolines, were the primary factors leading to the increase in total sales.

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

Gross sales of outdoor products (which include canopies and springless trampolines were separately reported for fiscal 2000) during fiscal 2001 totaled $22,439,000, an increase of approximately $2,834,000, or 14%, compared to fiscal 2000. The increase in sales was primarily due to increased sales of canopies as a result of the introduction of additional models during 2001 and increased distribution in major home improvement chains, national mass merchandisers, and major sporting goods chains. The increased canopy sales were offset to a lesser extent by a decrease in sales of trampolines, which was primarily due to the approximate $6,200,000 order received from one customer during fiscal 2000 with no repeat order in fiscal 2001.

Gross sales of protective products (which include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets) during fiscal 2001 totaled $9,175,000, an increase of approximately $1,686,000, or 23%, compared to fiscal 2000. The increase in sales was primarily due to increased sales of X Games aggressive skater helmets and X Games protective equipment under the X Games license agreement.

Sales to the Company’s four largest accounts during fiscal 2001 represented 54% of the Company’s gross sales in fiscal 2001, compared to 69% for the four largest accounts during fiscal 2000.

By major product category, action sport products, outdoor products, protective products, and other products, accounted for 48%, 37%, 15%, and 0% respectively, of the Company’s total gross sales during fiscal 2001, compared to 51%, 34%, 13%, and 2% during fiscal 2000.

Gross Profit.    Gross profit for the fiscal year ended July 31, 2001 decreased by $1,327,000 compared to the fiscal year ended July 31, 2000, representing a 13% decrease. The Company’s gross profit margin as a percentage of net sales was 15.7% in fiscal 2001, compared with 19.5% in fiscal 2000. The decrease in gross margin dollar amount and percentage was primarily the result of sales of most of the Company’s product categories at lower margins and the write-down of slow-moving inventory due to the slowdown in the retail sector, offset to a lesser degree by increased sales of higher margin canopies, as well as increased inventory storage costs, workers’ compensation insurance costs, and product liability insurance costs.

Operating Expenses.    The Company’s operating expenses (consisting of selling and marketing expenses and general and administrative expenses) for fiscal 2001 totaled $7,914,000, or 13.7% of net sales. Operating expenses for fiscal 2000 were $10,248,000, or 19.2% of net sales.

Selling and marketing expenses increased by $384,000, or 12%, to $3,704,000 for fiscal 2001 compared to fiscal 2000. Selling and marketing expenses for fiscal 2001 amounted to 6.4% of net sales, compared to 6.2% in the prior year. The increase in dollar amount and as a percentage of net sales was primarily due to increased write-offs for uncollectible accounts, and increased international sales expenses.

General and administrative expenses decreased by $435,000, or 8%, to $4,743,000 for fiscal 2001 compared to fiscal 2000. General and administrative expenses for fiscal 2001 amounted to 8.0% of net sales, compared to 9.7% in fiscal 2000. The decrease in dollar amount was primarily due to a decrease in legal expenses, offset to a lesser extent by an increase in amortization of intangible assets.

In fiscal 2001, the Company recorded an increase to income of $533,000 due to the reversal of the unneeded portion of the estimated product recall liability recorded in fiscal 2000. The estimated product recall charge of $1,750,000 related to the voluntary recall of certain of the Company’s X Games helmets.

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

Provision for Income Taxes.    There is no provision for income taxes for fiscal 2000 due to reductions in the valuation allowance. The Company’s effective tax rate for fiscal 1999 is less than the federal statutory rate due to changes in the valuation allowance.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with an institutional lender. Cash and cash equivalents totaled $12,169,000 as of July 31, 2002, compared to $16,612,000 as of July 31, 2001. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of July 31, 2002 was $28,491,000, compared to $28,844,000 as of July 31, 2001, and the Company’s current ratio (which measures the liquidity of the Company by comparing the current assets as a percentage of current liabilities) was 4.6:1 as of July 31, 2002, compared to 5.1:1 as of July 31, 2001. The slight decrease in working capital was primarily due to decreases in cash and cash equivalents, deferred taxes and an increase in current liabilities, largely offset by increases in accounts receivable and inventory.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain Libor based interest options. The agreement requires that the Company satisfy certain financial covenants. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas periods and the spring seasons. The outstanding balance on letters of credit on July 31, 2002 was $771,000 leaving approximately $8,229,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2003 operations from operating cash flow and existing cash reserves, the Company does not anticipate borrowing cash available under the line throughout its fiscal year end. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement which expires May 1, 2003.

The Company had long-term debt of $739,000 as of July 31, 2002, compared to $846,000 as of July 31, 2001, with the decrease due to a payment made during the year.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $62,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases additional warehouse space in another building under an operating lease requiring minimum monthly payments of $24,000, which amount includes property taxes, insurance, repairs and maintenance, and utilities. This agreement expires June 18, 2003, with the Company having an option to extend this lease for an additional twelve-month period.

Annual future minimum lease payments under existing operating leases are as follows:

Operating Leases
(In thousands)
Years ending July 31:
2003	$1,017
2004	764
2005	744
2006	310
2007 and thereafter	—

Total minimum lease payments	$2,835

Total rent expense was $1,004,257, $688,000 and $594,000 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

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

Critical Accounting Policies

Use of Estimates—Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters.

Accounts Receivable—Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company’s ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain an allowance for doubtful accounts to reflect the estimated future uncollectability of accounts receivable based on past collection history and specific risks that have been identified by reviewing current customer information.

Inventory—Inventories consist primarily of finished products purchased in bulk categories to be sold to our customers. We state our inventories at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future selling prices and demand requirements and compare that with the current or committed inventory levels. In addition, an allowance for obsolete inventory is maintained to reflect the expected net realizable value of inventory based on an evaluation of slow-moving products.

Revenue Recognition—We recognize revenue when products are shipped. Sales are shown net of estimated allowances for returns, discounts, and cooperative advertising.

Warranties/Returns—The Company records a liability for the estimated costs of product warranties and returns at the time revenue is recognized. The Company’s warranty and returns obligations are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty and returns obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim and returns activity or increased costs with servicing those claims, its warranty and returns accrual will increase, resulting in decreased gross profit.

Product Liability—The Company is involved in various claims arising from the sale of products in the normal course of business. The Company carries product liability insurance on its products. Under the insurance policy, any settlements on product liability claims require the Company to pay a deductible, depending on the type of product. Management and its legal counsel periodically review the claims for merit and for those claims that are deemed to be of merit the Company estimates its portion of the potential settlement and provides an accrual for that amount.

Deferred Taxes—The Company records a valuation allowance to reduce tax assets to the amount that is more likely than not to be realized. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgment regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Future Liquidity and Financial Position

The Company intends to continue to focus upon building and maintaining its existing product lines. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products that would offer a strategic fit with the Company’s existing products and its sourcing and distribution channels in the mass market. In fiscal 2001, the Company began expanding international distribution and is developing additional distribution arrangements in order to take further advantage of growth opportunities that management believes exist for its products outside the United States. International sales grew to over 8% of total sales in fiscal 2002.

Management believes that its current cash position, funds available under existing banking arrangements, and cash generated from operations will be sufficient to meet the Company’s presently projected cash and working capital requirements for the next fiscal year assuming continued financial performance at present levels.

Additional Factors That Could Affect Operating Results

The following factors, together with other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

Loss of a major customer could immediately and severely curtail distribution outlets.    In the past three fiscal years, the Company has had several customers which accounted for a majority of the Company’s sales. As is customary in the industry, the Company does not have long-term contracts with any of its customers. The loss of, or a reduction in business from, any of its major customers could have a material and adverse effect on the Company’s business results of operations and financial condition. In addition, because a large percentage of the Company’s accounts receivables are due from the major customers, the failure of any of them to make timely payments with respect to its account could have a material and adverse effect on the Company’s results of operations and financial condition.

If we cannot control prices, our very price-sensitive customers will purchase from our competitors instead of us.    The Company operates in a highly competitive environment and there are no significant technological or manufacturing barriers to entry for most product categories other than instant canopies and springless trampolines. While the Company believes that the principal competitive factors in its market are price, quality of product, brand recognition, accessibility and customer service, the Company’s primary customers, mass merchandisers, are extremely price sensitive. As a result, the Company must continually monitor and control its costs while refining its products to maintain its market position. There can be no assurance that the Company can continue to provide its products at prices which are competitive, or that it can continue to design and market products that appeal to consumers even if price competitive. Some of the Company’s current and potential competitors have longer operating histories, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, smaller retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. The Company also competes to a lesser degree with manufacturers who sell directly to our customers.

Consumer demand could shift away from our products.    The Company must continually anticipate the emergence of, and adapt its products to, the popular demands of consumers. No assurance can be given, however, that consumer demand for the Company’s product categories in general, or the Company’s products in particular, will continue into the future. A reduction in the demand for these products could have a material and adverse effect on the Company’s results of operations.

Changes in government regulations could hurt the Company’s business.    The consumer retail industry is regulated by many agencies including but not limited to, the Consumer Product Safety Commission and the California Department of Food and Agriculture Division of Measurement Standards. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The enforcement of existing laws and regulations and the adoption of any future laws or regulations might decrease the demand for the Company’s products, impose taxes or other costly technical requirements or otherwise increase the cost of doing business which could hurt the Company’s business. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on the Company’s business.

Fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price.    The Company’s quarterly results may fluctuate from quarter to quarter in the future due to a variety of factors, not all of which are under the Company’s control. Some of the factors that could cause the Company’s revenues and operating results to fluctuate include the following:

•	the mix of products sold;

•	the introduction of new products or delays in such introductions;

•	the introduction or announcement of new products by the Company’s competitors;

•	customer acceptance of new products;

•	shipment delays;

•	competitive pricing pressures;

•	the adverse effect of suppliers’ or the Company’s failure, and allegations of their failure, to comply with applicable regulations;

•	the availability and cost to its suppliers of raw materials;

•	the introduction of its products into new markets;

•	unanticipated changes in the timing of customer promotions;

•	increased operating expenses; and

•	economic conditions in general and in the retail sector in particular.

It is possible that in some future periods the Company’s results of operations may fall below the expectations of public market analysts and investors. This could result in a decline in the value of the Company’s common stock.

Reliance on Foreign Suppliers to Source the Company’s Products.    The Company’s products are primarily sourced from suppliers located in Asia with whom the Company does not have long-term contractual agreements. If the Company were unable to develop and maintain relationships with suppliers that would allow it to obtain sufficient quantities of merchandise on acceptable commercial terms, its business, prospects, financial condition and results of operations would be materially and adversely affected. Moreover, the Company may not be able to obtain its products and supplies on substantially similar terms, including cost, in order to sustain its operating margins. Although management presently believes that other suppliers could be obtained in such instances, there can be no assurance that the Company would be able to obtain products and supplies on substantially similar terms, including cost, in the future. In addition, purchasing products from foreign suppliers subjects the Company to the general risks of doing business abroad. These risks include potential delays in shipment, work stoppages, adverse fluctuations in currency exchange rates, changes in import duties and tariffs, changes in foreign regulations and political instability.

A significant portion of the Company’s products, including various models of its in-line skates, are manufactured in mainland China, which trades with the United States under a Normal Trade Relations (“NTR”) trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under NTR tariff rates. From time to time, the U.S. has threatened to rescind NTR tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products, however there can be no assurance with regard to the possible imposition of sanctions in the future.

In addition, economic conditions in Asia could have a material and adverse impact upon the Company’s ability to procure products from suppliers. Any economic and financial difficulties experienced in Asia could cause a delay or inability to procure products from the Company’s suppliers which could have a material adverse effect on its business, operating results and financial condition. However, the Company may be able to move production quickly to alternate sources in response to economic or political circumstances that might arise in any particular country.

The Company’s product mix subjects it to potentially large product liability claims.    Due to the nature of its products, the Company is subject to product liability claims, including claims for serious personal injury or death. Coverage is on a claims-made basis, and is subject to certain deductibles. Although the Company believes that it has adequate liability insurance for risks arising in the normal course of business, including product liability insurance with respect to all of its products, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large claims, or of one or a series of claims exceeding any insurance coverage, could have a material and adverse effect on the Company’s results of operations and financial condition.

Our expenses could increase dramatically in defense of, or due to the loss of, any of our trademarks and proprietary rights.    There are risks inherent in the design and development of new products and product enhancements, including those associated with patent issues and marketability. Potential liability from patent and other intellectual property infringements can have a material and adverse effect on the Company’s business, financial condition, results of operations or cash flows.

With respect to the Company’s own patents, service marks, trademarks, trade secrets and similar intellectual property, the Company considers such proprietary rights as critical to its success, and relies on patent and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company holds or has pending certain design patents and utility patents and employs various trademarks, trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex®, Static®, Quik Shade™ and Airzone™ trademarks in the United States, and actively protects against any unauthorized use in any other parts of the world. Registration of various other trademarks of the Company’s products are pending.

Effective patent, trademark, service mark and trade secret protection may not be available in every country in which the Company’s products and services are made available. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s patents, trademarks and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Current licenses held under the “Rocket Power”, “SpongeBob Squarepants” and “Jimmy Neutron” brand are short-term contractual arrangements. Any extension or modification of these licenses is subject to the approval of both the licensor and Variflex. The “Rocket Power” and “SpongeBob Squarepants” license both expire on December 31, 2003 while the “Jimmy Neutron” license expires on December 31, 2004. The loss or expiration of these licenses could require us to immediately discontinue sales that account for a significant amount of revenues.

Our expansion into new business areas might not be cost effective.    The Company is expanding its operations by developing and promoting new or complementary products, expanding the breadth and depth of products and services offered or expanding the acquisition of new or complementary businesses, products or technologies. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or product line launched by the Company that is not favorably received by consumers could damage the Company’s reputation or its various brand names. Expansion of the Company’s operations in this manner would also require significant additional development and operations expenses and would strain the Company’s management, financial and operational resources. The lack of market acceptance of such efforts or the Company’s inability to generate satisfactory revenues from such expanded businesses or products to offset their cost could have a material and adverse effect on the Company’s business, prospects, financial condition and results of operations.

We are dependent on key personnel.    The Company’s performance is substantially dependent on the continued services and on the performance of its senior management and other key personnel, particularly Raymond (Jay) H. Losi II, who has entered into an employment agreement with the Company, which currently is on a month-to-month basis. The loss of Mr. Losi II could have a material and adverse effect on the Company. Although the Company carries a $5,000,000 life insurance policy on Mr. Losi II, no assurance can be given that the proceeds will be sufficient to protect against such a loss. The Company’s performance also depends on the Company’s ability to retain and motivate its other officers and key employees. The loss of the services of any of its executive officers or other key employees could have a material and adverse effect on the Company’s business, prospects, financial condition, and results of operations. Other than the aforementioned exceptions, the Company has long-term employment agreements with only a few of its key personnel. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material and adverse effect on the Company’s business, prospects, financial condition and results of operations.

A product recall on one of our products could require us to take an unanticipated charge.    Certain of the Company’s products are subject to regulation by the Federal Consumer Products Safety Commission (the “CPSC”), and may therefore be subject to recall request by the CPSC. In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets which did not comply with all applicable CPSC standards. This recall was completed in fiscal 2001. In fiscal 2000, the Company recorded an estimated product recall charge relating to these helmets, which was adjusted downward in fiscal 2001. Although the Company is not aware of any current proceeding by the CPSC that would result in the recall of the Company’s products, any such proceeding could have a material and adverse effect on the Company’s business, prospects, financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily from its investments in short-term instruments and money market funds. These investments are subject to risks associated with the level of volatility within the various financial markets, changes in interest rates, the condition of the United States and world economies and many other factors. The Company also has interest rate sensitivity related to its revolving direct advance line of credit. The Company currently has no derivative financial instruments. As of July 31, 2002, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

Item 8.    Financial Statements and Supplementary Data.

The financial statements and schedules included herein are listed in Item 14.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Woodland Hills, California
September 17, 2002

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,169	$16,612
Trade accounts receivable, less allowances of $445 and $436 as of July 31, 2002 and 2001, respectively	11,341	8,067
Inventory	10,774	8,164
Deferred income taxes	1,230	1,337
Prepaid expenses and other current assets	900	1,677

Total current assets	36,414	35,857
Property and equipment, net	350	295
Intangible assets	2,370	2,848
Other assets	565	574

Total assets	$39,699	$39,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade acceptances payable	$330	$537
Accounts payable	1,804	1,141
Accrued warranty	1,054	848
Accrued salaries and related liabilities	748	684
Accrued co-op advertising	1,737	1,882
Accrued returns and allowances	1,226	730
Accrued product liability claims	390	418
Other accrued expenses	434	573
Current maturities of note payable	200	200

Total current liabilities	7,923	7,013
Note payable, less current maturities	739	846
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized,6,044,736 and 6,025,397 issued as of July 31, 2002 and 2001, respectively	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	18,018	18,696
Treasury stock, at cost, 1,440,965 shares as of July 31, 2002 and 2001	(8,715)	(8,715)

Total stockholders’ equity	31,037	31,715

Total liabilities and stockholders’ equity	$39,699	$39,574

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31
	2002	2001	2000
Net sales	$46,446	$57,713	$53,286
Cost of goods sold	39,117	48,645	42,891

Gross profit	7,329	9,068	10,395

Operating expenses:
Selling and marketing	2,547	3,704	3,320
General and administrative	5,729	4,743	5,178
Product recall (income) charge	—	(533)	1,750

Total operating expenses	8,276	7,914	10,248

Income (loss) from operations	(947)	1,154	147

Other income (expense):
Loss on sale of marketable securities	—	—	(3,712)
Interest expense	(93)	(104)	(32)
Interest income and other	362	676	1,614

Total other income (expense)	269	572	(2,130)

Income (loss) before income taxes	(678)	1,726	(1,983)
Provision for income taxes	—	380	—

Net income (loss)	$(678)	$1,346	$(1,983)

Net income (loss) per share of common stock:
Basic	$(0.15)	$0.29	$(0.39)

Diluted	$(0.15)	$0.28	$(0.39)

Weighted average shares outstanding:
Basic	4,604	4,584	5,092

Diluted	4,604	4,797	5,092

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount					Shares	Amount
Balance at July 31, 1999	6,025,397	$9	$702	$21,023	$19,333	$(2,432)	512,979	$3,074	$35,561
Comprehensive income (loss):
Net realized losses on debt
securities sold	—	—	—	—	—	2,432	—	—	2,432
Net Loss	—	—	—	—	(1,983)	—	—	—	(1,983)

Total comprehensive income									449
Purchase of treasury shares	—	—	—	—	—	—	927,986	(5,641)	(5,641)

Balance at July 31, 2000	6,025,397	9	702	21,023	17,350	—	1,440,965	(8,715)	30,369
Comprehensive income:
Net income	—	—	—	—	1,346	—	—	—	1,346

Total comprehensive income									1,346

Balance at July 31, 2001	6,025,397	9	702	21,023	18,696	—	1,440,965	(8,715)	31,715
Exercise of stock options	19,339	—	—	—	—	—		—	—
Comprehensive loss:
Net loss	—	—	—	—	(678)	—	—	—	(678)

Total comprehensive loss									(678)

Balance at July 31, 2002	6,044,736	$9	$702	$21,023	$18,018	$—	1,440,965	$(8,715)	$31,037

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended July 31
	2002	2001	2000
Operating activities
Net income (loss)	$(678)	$1,346	(1,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	96	121	173
Amortization of intangibles	478	478	192
Non-cash interest charge	93	104	32
Deferred income taxes	107	(145)	(588)
Loss on sale of marketable securities	—	—	3,712
Loss on disposal of fixed assets	—	11	2
Changes in operating assets and liabilities:
Trade accounts receivable	(3,274)	5,345	(6,512)
Inventory	(2,610)	762	(3,178)
Prepaid expenses and other current assets	786	(175)	(861)
Trade acceptances payable	(207)	(420)	824
Accounts payable	663	(728)	1,403
Accrued product recall expenses	—	(1,750)	1,750
Other current liabilities	454	(1,995)	2,673

Net cash provided by (used in) operating activities	(4,092)	2,954	(2,361)

Investing activities
Purchases of property and equipment	(151)	(166)	(157)
Proceeds from sale of assets	—	—	4
Gross purchases of available-for-sale securities	—	—	(1,361)
Gross sales of available-for-sale securities	—	—	19,973
Purchase of intangible assets	—	—	(1,950)
Other assets	—	(42)	216

Net cash provided by (used in) investing activities	(151)	(208)	16,725

Financing activities
Purchase of treasury shares	—	—	(5,641)
Principal payment on note payable	(200)	(200)	—

Net cash used in financing activities	(200)	(200)	(5,641)

Net increase (decrease) in cash	(4,443)	2,546	8,723
Cash and cash equivalents beginning of period	16,612	14,066	5,343

Cash and cash equivalents at end of period	$12,169	$16,612	$14,066

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$1,440	$638
Supplemental disclosure of non-cash financing and investing activities:
In April 2000, the Company recorded the non-cash portion of the acquisition of a patent of $1,110,000 and the resultant note payable. See Note 11.

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2002

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Variflex, Inc., a Delaware corporation and its two wholly owned subsidiaries, Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively, the Company). The Company markets and distributes in-line skates, skateboards, recreational protective equipment (such as knee pads, elbow pads and wrist guards) and helmets, portable instant canopies, trampolines, snowboards and other products. The Company designs and develops these products which are then manufactured to the Company’s specifications by independent contractors. The Company’s products are sold, primarily in the United States, to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, other litigation related matters, and the accrual for the product recall charge discussed in Note 15.

Revenue Recognition and Returns and Allowances

The Company recognizes revenue from product sales upon shipment net of estimated returns and allowances. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company’s products are under warranty against defects in material and workmanship for varying periods from date of purchase. The amount of potential credits is estimated and provided for in the period of sale.

In addition, the Company has certain cooperative advertising programs with its customers. In accordance with Emerging Issue Task Force 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”, the Company records the cooperative advertising expenditures as a reduction of revenue. Cooperative advertising expenditures are recorded at the time of revenue recognition.

Shipping and Handling Costs

The Company records freight and handling charges billed to customers in net sales and records related freight and handling costs in cost of goods sold.

Concentration of Risk

The Company performs periodic evaluation of the credit worthiness of its customers and generally does not require collateral. Credit losses relating to the Company’s customers, mainly mass merchant retailers, have consistently been within management’s expectations and are provided for in the financial statements.

The Company operates within one industry segment where certain customers represent a significant portion of the Company’s business. Sales to the Company’s largest customers which have each individually accounted for more than 10% of the Company’s sales as a percentage of consolidated gross sales, were 15%, 14% and 11% during fiscal 2002, 27% for one customer during fiscal 2001; and 36%, 17%, and 11% each for three customers during fiscal 2000. Receivables of four customers as a percentage of the Company’s total trade account receivable were 16%, 15%, 14% and 12% at July 31, 2002.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s products are sourced from independent contractors located primarily in Asia. These suppliers manufacture, assemble and package the Company’s products under the detailed specifications of the Company’s management representatives who visit frequently to oversee quality control and work on cost containment. The Company submits purchase orders to its manufacturers for the production of specific amounts of its products and has not entered into any long-term contractual agreements. The Company negotiates the cost of its products directly with its foreign suppliers in U.S. Dollars.

A significant portion of the Company’s products are manufactured in mainland China, which trades with the United States under a Normal Trade Relations (“NTR”) trade status. While the Company believes that alternative manufacturing sources could be found, maintaining existing costs will depend upon these products continuing to be treated under NTR tariff rates. From time to time, the U.S. has threatened to rescind NTR tariff rates and impose trade sanctions on certain goods manufactured in China. To date, no such sanctions have been imposed that have affected the Company or its products; however there can be no assurance with regard to the possible imposition of sanctions in the future.

Cash Equivalents

Short-term investments and money market funds with original maturities of three months or less are classified as cash equivalents. The carrying value of cash equivalents approximates market value.

Marketable Securities

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management has determined all investments should be classified as available-for-sale.

Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains, losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (expense). The cost of securities is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. There were no investments in marketable securities at July 31, 2002 and 2001.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

	July 31
	2002	2001
	(In thousands)
Raw material and work-in-process	$737	$727
Finished goods	10,037	7,437

	$10,774	$8,164

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long Lived Assets

In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives (two to seven years) of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter. Depreciation expense for the fiscal years ended July 31, 2002 and 2001 amounted to $96,000 and $121,000, respectively.

Intangible Assets

A license agreement asset described in Note 10 is amortized on a straight-line basis over a period of 8 years and is included net of accumulated amortization as a component of intangible assets. Accumulated amortization of this license agreement as of July 31, 2002 and 2001 amounted to $396,000 and $271,000, respectively. The total cost recorded for the license agreement was $1,000,000 at July 31, 2002 and 2001.

The patent described in Note 11 is amortized on a straight-line basis over a period of 7.25 years and is included net of accumulated amortization as a component of intangible assets. Accumulated amortization of patents as of July 31, 2002 and 2001 amounted to $794,000 and $441,000, respectively. The total cost recorded for the patent was $2,560,000 at July 31, 2002 and 2001.

The estimated aggregate amortization expense for each of the five succeeding fiscals years will be $478,000, $478,000, $478,000, $478,000 and $458,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants. For the year ended July 31, 2001, the number of shares used in the calculation of diluted earnings per share included 212,501 shares issuable under stock options and warrants using the treasury stock method. Common stock equivalents are excluded from the computation for the year ended July 31, 2002 and July 31, 2000 because their effect is antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs (including cooperative advertising) for the years ended July 31, 2002, 2001 and 2000 amounted to $1,323,000, $2,317,000 and $2,034,000, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require companies to record compensation expenses for stock options at fair value. The Company has chosen to continue to account for stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company has computed the pro forma disclosures of the earnings per share as determined under the provision of SFAS No. 123.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

In accordance with Statement 130, “Reporting Comprehensive Income,” unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss) for the years ended July 31, 2001, 2000 and 1999 as follows:

	2002	2001	2000
	(In thousands)
Unrealized holding gains (losses) arising during period, net of taxes of zero in each period	$—	$—	$(1,280)
Reclassification adjustments for (gains) losses realized in net income	—	—	3,712

Net change in unrealized loss	$—	$—	$2,432

The deferred tax benefit arising from the unrealized holding losses is offset by the valuation allowance.

Product Development

Product development costs are included in general and administrative costs and are expensed as incurred. Product development costs were $1,110,000, $810,000 and $730,000 in the years ended July 31, 2002, 2001 and 2000, respectively.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that in the years ended July 31, 2002, 2001 and 2000, it operated in only one segment.

Gross sales of similar products for the single segment are as follows:

	2002	2001	2000
	(In thousands)
Action sport products	$16,643	$29,504	$29,548
Outdoor products	28,156	22,439	19,605
Protective products	4,126	9,175	7,489
Other products	394	594	1,217

Total gross sales	49,319	61,712	57,859
Returns and allowances	(1,550)	(2,548)	(2,658)
Cooperative Advertising	(1,323)	(1,451)	(1,915)

Total net sales	$46,446	$57,713	$53,286

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with the 2002 presentation.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” SFAS No. 141 supersedes APB No. 16 “Business Combinations” and SFAS No. 38 “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, the Company will be applying the provisions of this statement with respect to any business combination entered into after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes Accounting Principles Board Opinion No. 17. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.

Goodwill and other intangible assets will be reviewed for impairment on a periodic basis. The Company elected early adoption of SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 did not have an impact on the Company’s financial statements.

In April 2001, the Emerging Issue Task Force (EITF) reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer.” The consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenue in the vendor’s income statement (instead of an expense) unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The Company adopted EITF 00-25 effective August 1, 2001. Accordingly, certain charges for cooperative advertising are reflected as a reduction of revenue. Cooperative advertising expenses for the years ended July 31, 2002, 2001, and 2000 were $1,323,000, $1,451,000, and $1,915,000, respectively. Prior year amounts were reclassified to conform to the current year presentation.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” SFAS No. 144 supersedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived assets to be disposed of other than by sale be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset as “held for sale.” SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion 30, “ Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30) for the disposal of a segment of a business and extends the reporting of a discontinued operation to a “component of an entity”, increasing the likelihood that a disposition will represent a discontinued operation. Further, SFAS No. 144 requires operating losses from a “component of an entity” to be recognized in the period in which they occur rather than as of the measurement date as previously required by APB 30. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Accordingly, the Company will be applying the provisions of SFAS No. 144 in fiscal year 2003. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.    INVESTMENTS

The Company experienced no realized gain or loss on sales of available-for-sale securities during fiscal years 2002 and 2001. A net realized loss of $3,712,000 was recorded in fiscal 2000 as a result of the Company selling all of its investments in bond mutual funds.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31
	2002	2001
	(In thousands)
Computer equipment	$576	$539
Trade show assets	122	122
Machinery and equipment	307	283
Furniture and fixtures	236	211
Leasehold improvements	235	173
Molds, dies and tooling equipment	91	88

	1,567	1,416
Less accumulated depreciation and amortization	(1,217)	(1,121)

	$350	$295

In fiscal 2001, the Company wrote off against accumulated depreciation fully depreciated molds, dies, and tooling equipment for a gross amount of $3,666,000.

4.    REVOLVING LINE OF CREDIT

As of July 31, 2002, the Company has a credit agreement with a major bank providing for the issuance of letters of credit and cash borrowings in aggregate of $9,000,000 revolving line of credit with separate sub limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all of the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime’ and offers certain Libor based interest options. The agreement requires that the Company satisfy certain financial covenants. At July 31, 2002, approximately $8,229,000 was available for issuance of letters of credit, inclusive of the separate sub limit of $2,000,000 for actual cash borrowings for which no cash advances were outstanding. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement which expires May 1, 2003.

As of July 31, 2002, letters of credit in the amount of $771,000 were open for the receipt of future merchandise. Of this amount, $330,000 is recorded as trade acceptances in the accompanying consolidated balance sheet at July 31, 2002 and $441,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

5.    NOTE PAYABLE

The Company has an outstanding promissory note payable, as described in Note 11, which consists of the following:

	July 31
	2002	2001
	(In thousands)
Note payable (approximates fair value)	$939	$1,046
Less current maturities	200	200

	$739	$846

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate future maturities of the note payable are as follows:
Maturities
(In thousands)
Years ending July 31:
2003	$200
2004	200
2005	200
2006	200
2007	200
Thereafter	200

1,200
Less imputed interest	(261)

$939

6.    COMMITMENTS AND CONTINGENCIES

Litigation

On December 19, 2001, JumpSport Inc., filed a complaint in the United States District Court for the Northern District of California against the Company and ten other entities (the “JumpSport Action”). The complaint alleged, among other things, that the Company’s trampoline enclosures infringed and continues to infringe two patents owned by the plaintiff. The complaint prays for an injunction, unspecified monetary damages, treble damages, costs and attorneys’ fees.

The Company believes it has meritorious defenses to the claims alleged in the JumpSport Action and intends to conduct a vigorous defense. The Company does not believe that the outcome of the JumpSport Action will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company is involved in various claims arising primarily from sales of products in the normal course of business. Management has recorded a $390,000 reserve for product liability losses at July 31, 2002 ($418,000 at July 31, 2001). In addition, the Company carries product liability insurance on its products. In the opinion of management, any additional liability to the Company arising under any pending product liability litigation would not materially affect its financial position, cash flow or results of operations.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $62,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases additional warehouse space in another building under an operating lease requiring minimum monthly payments of $24,000, which amount includes property taxes, insurance, repairs and maintenance, and utilities. This agreement expires June 18, 2003, with the Company having an option to extend this lease for an additional twelve-month period.

Annual future minimum lease payments under existing operating leases are as follows:
Operating Leases
(In thousands)
Years ending July 31:
2003	$1,017
2004	764
2005	744
2006	310
2007 and thereafter	—

Total minimum lease payments	$2,835

Total rent expense was $1,004,257, $688,000 and $594,000 for the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    PENSION PLAN

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions were determined at the discretion of the Company. Effective August 1, 1999, the Company amended and restated this plan as a 401(k) profit sharing plan, with the Company matching contributions determined at the discretion of the Company. Contributions for fiscal 2002, 2001, and 2000 were approximately $75,000, $57,000, and $73,000, respectively.

8.    INCOME TAXES

The provision for (benefit from) income taxes for the fiscal years ended July 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
	(In thousands)
Current (benefit) provision:
Federal	$(106)	$446	$439
State	—	79	149

Total current (benefit) provision	(106)	525	588
Deferred provision (benefit):
Federal	(134)	109	(1,116)
State	(31)	48	(205)

Total deferred provision (benefit)	(165)	157	(1,321)

Valuation allowance	271	(302)	733

	$—	$380	$—

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the tax effect of timing differences related to the following components:

	2002	2001
	(In thousands)
Deferred tax assets:
Realized loss deductible against capital gains	$1,426	$1,470
Inventory valuation allowances	337	522
Inventory	405	273
Warranty allowances	401	307
Allowances for losses on receivables	176	173
Sales return allowances	300	165
Product liability	155	166
Other	458	391

Total deferred tax assets	3,658	3,467
Deferred tax liabilities:
Depreciation	(168)	(168)
Unremitted earnings of Oketa	(2)	(17)
Prepaid Insurance	(260)	(173)

Total deferred tax liabilities	(430)	(358)

Net deferred tax assets	3,228	3,109
Valuation allowance	(1,998)	(1,772)

	$1,230	$1,337

Approximately $1,426,000 of the valuation allowance fully provides for the deferred tax asset “realized loss deductible against capital gains,” since this asset is not expected to be realized in the foreseeable future.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

	2002	2001	2000
Statutory federal income tax rate	(34%)	34%	(34%)
Valuation allowance	39	(18)	32
State taxes, net of federal benefit	(5)	5	—
Other non-deductible expenses	—	1	2

	— %	22%	—%

Pretax income (loss) earned by Oketa amounted to $143,000 and $328,000 in fiscal 2001, and 2000, and is not subject to Hong Kong tax as provided under that country’s taxation requirements. The Company provides deferred taxes on Oketa’s income until such income is repatriated to the United States. In fiscal 2002, the Company closed the Oketa operations and as a result there is no pretax income (loss) earned by Oketa.

9.    STOCK OPTION PLANS

In April 1993, the Company established a non-qualified stock option plan (the “Plan”) to grant stock options to one of its officers. The Company granted options to purchase a total of 20,129 shares of the Company’s common stock under the Plan of which 19,339 options were exercised in fiscal 2002. The balance of 790 options was forfeited.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 600,000. At July 31, 2002, 122,500 shares are available for grant under the 1994 Stock Plan.

In June 1997, the Company terminated certain incentive stock option plans and stock options granted in April 1994 for the purchase of 280,000 shares of common stock at $15.50 per share. In connection with the termination of these stock options and stock option plans the Company granted to certain officers and employees of the Company incentive stock options, under the 1994 Stock Plan, for the purchase of an aggregated amount of 145,000 shares of the Company’s common stock. The options vest over five years, with exercise prices ranging from $5.00 to $5.50 per share and are exercisable over 10 years from the date of grant.

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (the 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the 1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 2002, 226,000 shares are available for grant under the 1998 Stock Plan.

A summary of stock option activity and data is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Price
Balance at July 31, 1999	313,379	4.7156
Granted	10,250	5.8034
Canceled	—	—

Balance at July 31, 2000	323,629	4.7500
Granted	149,000	6.2525
Canceled	(5,000)	5.0000

Balance at July 31, 2001	467,629	5.2261
Granted	104,000	4.5250
Exercised	(19,339)	0.0004
Canceled	(50,790)	5.2963

Balance at July 31, 2002	501,500	4.3367

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding stock options outstanding as of July 31, 2002 is as follows:

Options Outstanding				Options Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$4.15 to $8.1875	501,500	5 years	$4.3367	242,250	$5.2292

The weighted average exercise prices and fair market value of stock options and warrants (see Note 13) using the Black-Scholes option valuation model were as follows:

	2002		2001
	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$2.242	$4.525	$3.39	$6.253

The weighted average fair values of 2002 and 2001 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

	2002	2001
Risk-free interest rate	4.75	5.5
Expected life	5.0	5.0
Expected volatility	.507	.564
Expected dividend yield	None	None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of the pro forma disclosure of net income (loss), the estimated fair value of the stock options and warrants granted is amortized as compensation expense over the options’ vesting period. Pro forma net income (loss) and pro forma diluted income (loss) per share for fiscal 2002, 2001, and 2000 would have been $(878,000), $1,238,000, and $(2,084,000) and $(0.19), $0.26, and $(0.41), respectively. However, the pro forma effect on net income for 2002, 2001 and 2000 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense for future years. Pro forma information in future years may reflect the amortization of a larger number of stock options granted in several succeeding years.

10.    LICENSE AGREEMENTS

In December 1998, the Company entered into an exclusive license agreement with another company to manufacture and market a “springless” trampoline. The Company paid $1,000,000 in cash upon execution of the agreement, $500,000 of which will be applied towards royalties otherwise payable by the Company. In December 1999, an additional $500,000 was paid by the Company when a U.S. patent on this technology was issued. Total royalties and amortization of the license agreement were $232,000, $247,000 and $164,000, respectively, during the years ended July 31, 2002, 2001, and 2000.

The Company also has three other license agreements which have no minimum payment requirements or if so, have been met as of July 31, 2002. These agreements require the Company to pay royalties based on a percentage of the revenue from products covered by the respective agreements. Royalties under these agreements are recorded at the time of revenue recognition.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    PATENTS

In April 2000, the Company purchased a patent which involves a collapsible canopy with a telescoping roof support structure. The Company purchased the patent for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The note was recorded at its present value of $1,110,000, based on the Company’s estimated incremental borrowing rate of interest. The total cost recorded for the patent was $2,560,000. Total amortization of the patent was $353,000 in fiscal 2002 and 2001 and $88,000 fiscal 2000.

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

13.    STOCK WARRANTS

In November 1997, in connection with the acquisition of approximately 28% of the Company’s outstanding common stock from existing shareholders by REMY Capital Partners IV, L.P., a private investment partnership (“Remy”), the Company entered into consultation agreements with Remy and Raymond H. Losi, the Company’s co-founder and former Chairman of the Board. As compensation under those agreements, Remy and Mr. Losi received warrants to purchase 400,000 and 200,000 shares respectively, of the Company’s common stock for $5.10 per share, all of which are exercisable until November 2004. The Company recognized in general and administrative expenses non-cash consulting expenses of $702,000 in connection with the issuance of those stock warrants. The amount of consulting expense was determined in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and the Company recognized the entire amount of the expense immediately.

Also in connection with the Remy common stock acquisition, Raymond H. Losi, II, the Company’s Chief Executive Officer, received warrants to purchase 100,000 shares of the Company’s common stock for $5.10 per share, all of which are currently exercisable until November 2004.

14.    RELATED PARTY

The Company paid to Remy a management consulting fee in the amount of $150,000, $125,000 and $125,000 for the years ended July 31, 2002, 2001 and 2000, respectively, for management consulting services.

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

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended July 31, 2002
Net sales	$9,738	$6,767	$13,663	$16,278
Gross profit	1,025	430	2,679	3,195
Net income (loss)	(895)	(1,493)	546	1,164
Net income (loss) per share
Basic	(.19)	(.32)	.12	.25
Diluted	(.19)	(.32)	.12	.25

Year ended July 31, 2001
Net sales	$19,126	$15,186	$10,596	$12,805
Gross profit	3,362	2,498	1,503	1,705
Net income (loss)	1,004	445	(156)	53
Net income (loss) per share
Basic	.22	.10	(.03)	.01
Diluted	.21	.09	(.03)	.01

VARIFLEX, INC.

VALUATION AND QUALIFYING ACCOUNTS
Three years ended July 31, 2002

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs Charged to Allowance		Balance At End of Period
Year ended July 31, 2002:
Reserves and allowances:
Allowance for uncollectable accounts	$436,000	$0	$(9,000	)(1)	$445,000
Accrued Warranty	848,000	2,126,000	1,920,000		1,054,000
Accrued Returns & Allowances	730,000	1,550,000	1,054,000		1,226,000
Accrued Product Liability	418,000	102,000	130,000		390,000

Year ended July 31, 2001:
Reserves and allowances:
Allowance for uncollectable accounts	$421,000	$715,000	$700,000		$436,000
Accrued Warranty	1,101,000	2,090,000	2,343,000		848,000
Accrued Returns & Allowances	1,367,000	2,548,000	3,185,000		730,000
Accrued Product Liability	414,000	60,000	56,000		418,000

Year ended July 31, 2000:
Reserves and allowances:
Allowance for uncollectable accounts	$430,000	$10,000	$19,000		$421,000
Accrued Warranty	844,000	1,543,000	1,286,000		1,101,000
Accrued Returns & Allowances	429,000	2,658,000	1,720,000		1,367,000
Accrued Product Liability	267,000	210,000	63,000		414,000

(1)	Net of recoveries of $46,000

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

PART III

Except as provided below, the information required by items 10, 11, 12 and 13 is included in the Company’s definitive Proxy Statement to be filed within 120 days after July 31, 2002 in connection with the Company’s 2002 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,201,500	$4.7814	348,500

Equity compensation plans not approved by security holders	—	—	—

Total	1,201,500	$4.7814	348,500

Item 13.    Certain Relationships and Related Transactions.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Independent Auditors’ Report on Consolidated Financial Statements and Schedule
Consolidated Balance Sheets as of July 31, 2002 and 2001
Consolidated Statements of Operations for the years ended July 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

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

	9.1
Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II, Raymond H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable Trust under Declaration of Trust dated January 23, 1989, Losi Enterprises Limited Partnership, Raymond H. Losi, II and Kathy Losi, as Co-Trustees of the Jay and Kathy Losi Revocable Trust dated January 1, 1989, EML Enterprises, L.P., Eileen Losi, as Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under Declaration of Trust dated January 31, 1989, The BL 1995 Limited Partnership, Raymond H. Losi, as Trustee of the Diane K. Losi Trust and Remy Capital Partners IV, L.P.
			(3)

	10.1	Lease for property located at 5152 North Commerce Avenue, Moorpark, California, dated December 1, 1999	(5)

	10.2	First Amendment dated June 11, 2001, to the December 1, 1999, lease for property located at 5152 North Commerce Avenue, Moorpark, California	(6)

	10.3	Employment agreement dated April 1, 1994 with Raymond H. Losi II	(1)

	10.4	Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)	(1)

	10.5	Employment agreement dated May 11, 1998 with Roger M. Wasserman	(4)

	10.6	Employment agreement dated August 24, 1998 with Steven Muellner	(4)

	10.7	Employment agreement dated February 4, 2002 with Petar Katurich	(7)

	10.8	Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital Partners IV, L.P.	(3)

	10.9	First Amendment dated November 18, 1999, to the November 18, 1997 Consulting Agreement by and between Variflex, Inc. and Remy Capital Partners IV, L.P.	(5)

	10.10	Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi	(3)

	10.11	First Amendment dated December 21, 1999, to the November 18, 1999 Consulting Agreement by and between Variflex, Inc. and Raymond H. Losi	(5)

	10.12	Indemnification agreement dated April 1, 1994 with Raymond H. Losi	(1)

	10.13	Indemnification agreement dated April 1, 1994 with Raymond H. Losi II	(1)

	10.14	Indemnification agreement dated April 1, 1994 with Loren Hildebrand	(1)

	10.15	Indemnification agreement dated September 17, 1998 with Mark S. Siegel	(4)

	10.16	Indemnification agreement dated September 17, 1998 with Michael T. Carr	(4)

	10.17	Indemnification agreement dated September 17, 1998 with Steven Muellner	(4)

	10.18	Indemnification agreement dated September 17, 1998 with Roger M. Wasserman	(4)

*	10.19	Indemnification agreement dated February 4, 2002 with Petar Katurich	(8)

	10.20	License Agreement with Rollerblade, Inc. dated September 1, 1993	(1)

	10.21	Trade Finance Credit Agreement dated March 31, 2002 between United California Bank and Variflex, Inc.	(8)

	10.22	Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P., The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership	(3)

	10.23	Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital Partners IV, L.P. and Raymond H. Losi, II	(3)

	10.24	Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.	(3)

	10.25	Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi	(3)

	10.26	Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II	(3)

	10.27	1994 Stock Option Plan, as amended	(4)

	10.28	Non-Employee Directors Compensation Plan	(4)

Exhibit No.	Description	Note No.

10.29	Exclusive License Agreement dated December 1, 1998, by and between Variflex, Inc., on the one hand and Product Resource & Development Inc. and Rolland Wayne Rich, on the other hand	(5)

10.30	Amendment dated October 6, 2000, to the December 1, 1998 Exclusive License Agreement with Product Resource & Development Inc. and Rolland Wayne Rich	(6)

21.1	Subsidiaries of the registrant	(2)

(1)	Previously filed together with the Company’s Registration Statement on Form S-1, Reg. No. 33-77362.
(2)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.
(3)	Previously filed together with the Company’s report on Form 8-K (file no.: 0-24338) on November 26, 1997.
(4)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.
(5)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 30, 2000.
(6)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 29, 2001.
(7)	Previously filed together with the Company’s quarterly report on Form 10-Q (file no.: 0-24338) on March 15, 2002.
(8)	Filed herewith.
*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

By	/s/ RAYMOND H. LOSI, II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

October 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

We the undersigned directors and officers of Variflex, Inc. hereby constitute and appoint Raymond H. Losi II, Steven L. Muellner, and Petar Katurich, or any of them, our true and lawful attorneys and agents, with full powers of substitution and resubstitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us, in our names in the capacities indicated below, that said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC in connection with this Report, including specifically, but not limited to, power and authority to sign for us or any of us, in our names and in the capacities indicated below, any and all amendments and supplements to this Report, and we hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

/s/ MARK S. SIEGEL
Mark S. Siegel Chairman of the Board

October 28, 2002

/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer) and Director

October 28, 2002

/s/ STEVEN L. MUELLNER
Steven L. Muellner President

October 28, 2002

/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)

October 28, 2002

/s/ KENNETH N. BERNS
Kenneth N. Berns Director

October 28, 2002

/s/ MICHAEL T. CARR
Michael T. Carr Director

October 28, 2002

/s/ LOREN HILDEBRAND
Loren Hildebrand Director

October 28, 2002

/s/ RAYMOND H. LOSI
Raymond H. Losi Director
October 28, 2002

CERTIFICATIONS

I, Raymond H. Losi II, certify that:

1.  I have reviewed this annual report on Form 10-K of Variflex, Inc.

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer

Date: October 28, 2002

CERTIFICATIONS

I, Petar Katurich certify that:

1.  I have reviewed this annual report on Form 10-K of Variflex, Inc.

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer

Date: October 28, 2002