Form 10-Q
period 2002-10-31
VARIFLEX INC
filed 2002-11-26
CIK 921366

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File No.:
October 31, 2002	0-24338

VARIFLEX, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5152 North Commerce Avenue
Moorpark, California 93021
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(805) 523-0322

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Exchange Act.
Yes  ☐    No  ☒

As of November 15, 2002, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements

VARIFLEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	October 31, 2002 (Unaudited)	July 31, 2002
Assets
Current assets:
Cash and cash equivalents	$15,550	$12,169
Trade accounts receivable, less allowances of $478 and $445 as of October 31, 2002 and July 31, 2002, respectively	9,200	11,341
Inventory (finished goods)	9,207	10,037
Inventory (raw materials and work-in-process)	685	737
Deferred income taxes	1,230	1,230
Prepaid expenses and other current assets	462	900

Total current assets	36,334	36,414
Property and equipment, net	374	350
Intangible assets	2,270	2,370
Other assets	546	565

Total assets	$39,524	$39,699

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$208	$330
Accounts payable	2,159	1,804
Accrued warranty	860	1,054
Accrued salaries and related liabilities	665	748
Accrued co-op advertising	1,734	1,737
Accrued returns and allowances	1,276	1,226
Accrued product liability claims	404	390
Other accrued expenses	411	434
Current maturities of note payable	200	200

Total current liabilities	7,917	7,923
Note payable, less current maturities	559	739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 6,044,736 issued and outstanding as of October 31, 2002 and July 31, 2002	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	18,029	18,018
Treasury stock, at cost, 1,440,965 shares as of October 31, 2002 and July 31, 2002	(8,715)	(8,715)

Total stockholders’ equity	31,048	31,037

Total liabilities and stockholders’ equity	$39,524	$39,699

See accompanying notes.

VARIFLEX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended October 31,
	2002	2001
Net sales	$12,601	$9,738
Cost of goods sold	10,711	8,713

Gross profit	1,890	1,025

Operating expenses:
Selling and marketing	604	505
General and administrative	1,308	1,531

Total operating expenses	1,912	2,036

Income (loss) from operations	(22)	(1,011)

Other income (expense):
Interest expense	(20)	(23)
Interest income and other	53	139

Total other income (expense)	33	116

Income (loss) before income taxes	11	(895)
Provision for income taxes	—	—

Net income (loss)	$11	$(895)

Net income (loss) per share of common stock:
Basic	$0.00	$(0.19)

Diluted	$0.00	$(0.19)

Weighted average shares outstanding:
Basic	4,603	4,599

Diluted	4,603	4,599

See accompanying notes.

VARIFLEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended October 31,
	2002	2001
Operating activities
Net income (loss)	$11	$(895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25	29
Amortization of intangibles	120	120
Non-cash interest charge	20	23
Deferred income taxes	—	435
Changes in operating assets and liabilities:
Trade accounts receivable	2,193	792
Inventory	882	314
Prepaid expenses and other current assets	389	(60)
Trade acceptances payable	(122)	188
Accounts payable	354	395
Other current liabilities	(236)	(241)

Net cash provided by operating activities	3,636	1,100

Investing activities
Purchases of property and equipment	(50)	(64)
Other assets	—	98

Net cash provided by (used in) investing activities	(50)	34

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net increase in cash	3,386	934
Cash and cash equivalents at beginning of period	12,164	16,612

Cash and cash equivalents at end of period	$15,550	$17,546

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes.

VARIFLEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2002.

Note 2.    Reclassifications

Certain reclassifications have been made to the fiscal 2002 financial statements to conform with fiscal 2003 presentation.

Note 3.    Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three months ended October 31, 2002 and 2001, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive.

Note 4.    Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three months ended October 31, 2002 and 2001, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products include in-line skates and skateboards. The outdoor products include canopies and trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads and knee pads, and helmets.

Sales of similar products for that segment are as follows:

	Three months ended October 31,
	2002	2001
	(In thousands)
Action sport products	$8,032	$5,160
Outdoor products	4,547	3,456
Protective products	657	1,764
Other products	110	177

Total gross sales	13,346	10,557
Returns and allowances	(503)	(526)
Cooperative advertising	(242)	(293)

Total net sales	$12,601	$9,738

Note 5.    Legal Proceedings

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self insured retention deductible claims and routinely reserves against such claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial position, results of operations or cash flows.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

        Overview

The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, canopies, and trampolines. The Company designs and develops these products, which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and, to a lesser extent, in foreign countries.

Net sales consist of invoiced sales less agreed upon programs, (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily to mass merchandise, major sporting goods and major home improvement retailers. The Company uses independent sales representatives to provide sales support.

Costs of goods sold consist of product costs, freight distribution (as well as warehouse costs), payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers.

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

        Results of Operations

Net Sales.  Net sales for the first quarter of fiscal 2003 (the quarter ended October 31, 2002) totaled $12,601,000 compared to $9,738,000 for the first quarter of fiscal 2002 representing an increase of $2,863,000 or 29%. Gross sales of action sport products increased $2,872,000, or 56% as a result of greater demand for both in-line skate and skateboards. Gross sales of outdoor products increased $1,091,000, or 32% also as result of increased demand both for canopies and trampolines. These increased sales were partially offset by a $1,107,000, or a 63% decrease in gross sales of protective products, which were adversely affected by the expiration of a license to use the X-Games logo on certain products.

The following table shows the Company’s major product categories as a percentage of total gross sales for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2002. Action sport products include in-line skates and skateboards. The outdoor products include canopies and trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets:

	Quarter Ended October 31,
	2002	2001
Action sport products	60%	49%
Outdoor products	34%	33%
Protective products	5%	17%
Other products	1%	1%

Total	100%	100%

Gross Profit.  Gross profit for the first quarter of fiscal 2003 totaled $1,890,000 compared to $1,025,000 for the first quarter of fiscal 2002, an increase of $865,000 or 84.4%. The Company’s gross margin was 15.0% of net sales for the quarter ended October 31, 2002, compared to 10.5% for the quarter ended October 31, 2001. The increase in gross margin percentage was primarily due to labor and overhead costs being primarily fixed in nature, therefore, not increasing with higher sales volumes. Mitigating the increase in gross margin was an increase in shipments to customers on a direct basis from Asia that typically carry lower margins.

Operating Expenses.    The Company’s selling and marketing expenses totaled $604,000 for the first quarter of 2003, compared to $505,000 in the first quarter of 2002, an increase of $135,000 or 27%. Selling and marketing expenses for the first quarter of fiscal 2003 amounted to 4.8% of net sales, compared to 5.2% during the first quarter of fiscal 2002. The increase in selling and marketing costs was due to increased selling commissions as a result of the 29% increase in net sales.

General and administrative expenses totaled $1,308,000 in the first quarter of 2003, compared to $1,531,000 in the first quarter of 2002, a decrease of $223,000 or 14.6%. General and administrative expenses for the first quarter of fiscal 2003 amounted to 10.4% of net sales, compared to 15.7% during the first quarter of 2002. The decrease in general and administrative expenses was primarily due to decreased expenses associated with legal, freight on samples, wages, bonuses and severance costs.

Other Income (Expense).    Other income totaled $33,000 in the first quarter of 2003, compared to $116,000 in the first quarter of 2002, a decrease of $83,000. The decrease was primarily due to decreased interest income as a result of lower cash balances and decreased interest rates.

Provision for Income Taxes.    The income tax provision for the first quarter of fiscal 2003 and 2002 was zero due to changes in the valuation allowance. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At October 31, 2002, the Company had a valuation allowance of approximately $2.0 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, the valuation may be reduced. The valuation allowance may need to be increased should the Company not generate sufficient taxable income in the future. Approximately $1.4 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with an institutional lender. Cash and cash equivalents totaled $15,550,000 as of October 31, 2002, compared to $12,169,000 as of July 31, 2002. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of October 31, 2002 was $28,417,000, compared to $28,491,000 as of July 31, 2002. The Company’s current ratio (which measures the liquidity of the Company by comparing the current assets as a percentage of current liabilities) was 4.6:1 as of October 31, 2002, which was unchanged from July 31, 2002.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas periods and the spring seasons. The outstanding balance on letters of credit on October 31, 2002 was $3,220,000 leaving approximately $5,780,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2003 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement which expires May 1, 2003.

The Company had long-term debt of $559,000 as of October 31, 2002 compared to $739,000 as of July 31, 2002, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long term debt arose as a result of a patent that was purchased in April 2000 which involved a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight year period with a final payment on August 1, 2007.

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

Annual future minimum lease payments under existing operating leases are as follows:

Operating Leases
(In thousands)
Years ending July 31:
Nine months ending 2003	$781
2004	776
2005	756
2006	322
2007 and thereafter	—

Total minimum lease payments	$2,835

Sensitivity

The Company does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers has any significant material and adverse impact on the Company’s ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in U.S. Dollars and payments to suppliers are also made in U.S. Dollars. Nonetheless, there can be no assurance that the value of the dollar will not have an impact upon the Company in the future if it fluctuates significantly against foreign currencies.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment in short-term instruments and money market funds. The Company also has interest rate sensitivity related to its revolving direct advance line of credit.

Risks Associated With Forward Looking Statements

From time to time, the Company may make certain statements that contain “forward-looking” information or statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “believe”, “intends”, “expects”, “anticipates” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report, and in the Company’s other filings with the Securities Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

There are risks and uncertainties that may affect our future operating results, business and financial condition, including, but not limited to the following risks: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company’s products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the Company’s major customers; (4) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (6) fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price; (7) reliance on foreign suppliers to source the Company’s products could make it difficult to enforce our rights abroad and to quickly find alternative sources of supply if needed; (8) the Company’ product mix subjects it to potentially large product liability claims; (9) the risk that within the next 90 days we may not be able to cure our current non compliance in meeting the continued listing requirement of The Nasdaq National Market that requires the Company to maintain a minimum market value of publicly held shares (which do not include shares owned by affiliates) of $5,000,000. Our inability to cure this failure could cause us to no longer be part of the Nasdaq National Market which could make it more difficult to raise additional capital and trade our common stock.

Readers are also encouraged to refer to the Company’s most recent annual report on Form 10-K for a further discussion of the Company’s business and the risks and opportunities attendant thereto.

Critical Accounting Policies

Use of Estimates – Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivables, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters.

Accounts Receivable – Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company’s ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain an allowance for doubtful accounts to reflect the estimated future uncollectability of accounts receivable based on past collection history and specific risks that have been identified by reviewing current customer information.

Inventory – Inventories consist primarily of finished products purchased in bulk categories to be sold to our customers. We state our inventories at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future selling prices and demand requirements and compare that with the current or committed inventory levels. In addition, an allowance for obsolete inventory is maintained to reflect the expected net realizable value of inventory based on an evaluation of slow-moving products.

Revenue Recognition – We recognize revenue when products are shipped. Sales are shown net of estimated allowances for returns, discounts, and cooperative advertising.

Warranties/Returns – The Company records a liability for the estimated costs of product warranties and returns at the time revenue is recognized. The Company’s warranty and returns obligations are affected by product failure rates, material usage, and other factors. The estimate of costs to service its warranty and returns obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim and returns activity or increased costs with servicing those claims, its warranty and returns accrual will increase, resulting in decreased gross profit.

Product Liability – The Company is involved in various claims arising from the sale of products in the normal course of business. The Company carries product liability insurance on its products. Under the insurance policy, any settlements on product liability claims require the Company to pay a deductible, depending on the type of product. Management and its legal counsel periodically review the claims for merit and for those claims that are deemed to be of merit the Company estimates its portion of the potential settlement and provides an accrual for that amount.

Deferred Taxes – The Company records a valuation allowance to reduce tax assets to the amount that is more likely than not to be realized. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgment regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

PART II
OTHER INFORMATION

Item	1. Legal Proceedings

See Note 5 to Notes to Consolidated Financial Statements included in Part I of this Form 10-Q, which is incorporated herein by this reference.

ITEM	4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“November 14, 2002”), our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 14, 2002, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to November 14, 2002.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

November 25, 2002	/s/ Raymond H. Losi II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

November 25, 2002	/s/ Petar Katurich
Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)