Form 10-Q
period 2003-01-31
VARIFLEX INC
filed 2003-03-12
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: January 31, 2003

Commission File No.: 0-24338

VARIFLEX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5152 North Commerce Avenue, Moorpark, California 93021

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

As of March 3, 2003, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31, 2003	July 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,107	$12,169
Trade accounts receivable, less allowances of $449 and $445 as of January 31, 2003 and July 31, 2002, respectively	6,515	11,341
Inventory (finished goods)	11,860	10,037
Inventory (raw materials and work-in-process)	946	737
Deferred income taxes	1,337	1,230
Prepaid expenses and other current assets	722	900

Total current assets	35,487	36,414
Property and equipment, net	394	350
Intangible assets	2,141	2,370
Other assets	366	565

Total assets	$38,388	$39,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade acceptances payable	$611	$330
Accounts payable	1,456	1,804
Accrued warranty	912	1,054
Accrued salaries and related liabilities	608	748
Accrued co-op advertising	1,815	1,737
Accrued returns and allowances	1,143	1,226
Accrued product liability claims	419	390
Other accrued expenses	267	434
Current maturities of note payable	200	200

Total current liabilities	7,431	7,923
Note payable, less current maturities	579	739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares
Authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares
Authorized, 6,044,736 issued as of January 31, 2003 and July 31, 2002	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	17,359	18,018
Treasury stock, at cost, 1,440,965 shares as of January 31, 2003 and July 31, 2002	(8,715)	(8,715)

Total stockholders’ equity	30,378	31,037

Total liabilities and stockholders’ equity	$38,388	$39,699

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six months ended January 31,		Three months ended January 31,
	2003	2002	2003	2002
Net sales	$22,482	$16,506	$9,880	$6,767
Cost of goods sold	19,452	15,050	8,740	6,337

Gross profit	3,030	1,456	1,140	430

Operating expenses:
Selling and marketing	1,058	997	454	492
General and administrative	2,701	3,044	1,392	1,513

Total operating expenses	3,759	4,041	1,846	2,005

Loss from operations	(729)	(2,585)	(706)	(1,575)

Other income (expense):
Interest expense	(40)	(46)	(20)	(23)
Interest income and other	110	243	56	104

Total other income (expense)	70	197	36	81

Loss before income taxes	(659)	(2,388)	(670)	(1,494)
Provision for income taxes	—	—	—	—

Net loss	$(659)	$(2,388)	$(670)	$(1,494)

Net loss per share of common stock:
Basic	$(0.14)	$(0.52)	$(0.15)	$(0.32)

Diluted	$(0.14)	$(0.52)	$(0.15)	$(0.32)

Weighted average shares outstanding:
Basic	4,604	4,601	4,604	4,604

Diluted	4,604	4,601	4,604	4,604

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended January 31,
	2003	2002
Operating activities
Net loss	$(659)	$(2,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51	59
Amortization of intangibles	239	239
Non-cash interest charge	40	46
Deferred income taxes	(107)	435
Provision for bad debts	—	46
Changes in operating assets and liabilities:
Trade accounts receivable	4,878	3,140
Inventory	(2,031)	(443)
Prepaid expenses and other current assets	312	706
Trade acceptances payable	281	419
Accounts payable	(346)	(517)
Other current liabilities	(425)	(672)

Net cash provided by operating activities	2,233	1,070

Investing activities
Purchases of property and equipment	(95)	(104)
Other assets		121

Net cash provided by (used in) investing activities	(95)	17

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net increase in cash	1,938	887
Cash and cash equivalents at beginning of period	12,169	16,612

Cash and cash equivalents at end of period	$14,107	$17,499

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2002.

Note 2.    Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 2003 and 2002, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive.

Note 3.    Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and six months ended January 31, 2003 and 2002, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products primarily include in-line skates and skateboards. The outdoor products primarily include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products within the segment are as follows:

	Six months ended January 31,		Three months ended January 31,
	2003	2002	2003	2002
Action sport products	$13,618	$8,209	$5,586	$3,049
Outdoor products	8,739	6,580	4,192	3,041
Protective products	1,300	2,758	643	995
Other products	233	159	122	63

Total gross sales	23,890	17,706	10,543	7,148
Returns and allowances	(895)	(715)	(392)	(189)
Cooperative advertising	(513)	(485)	(271)	(192)

Total net sales	$22,482	$16,506	$9,880	$6,767

Note 4.    Legal Proceedings

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self-insured retention deductible claims and routinely reserves against such claims. In the opinion of the management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial condition, results of operations, or cash flows.

Note 5.    Stock Based Compensation

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires recognition of expense when the option price is less that the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value of the stock at the date of the grant. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the minimum value method for grants prior to the Company’s initial public offering and the Black-Scholes method model afterwards for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Six months ended January 31,		Three months ended January 31,
	2003	2002	2003	2002
Net loss as reported	$(659)	$(2,388)	$(670)	$(1,494)
Stock-based employee compensation cost included in reported net loss	—	—	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(105)	(95)	(53)	(47)

Pro forma net loss	$(764)	$(2,483)	$(723)	$(1,541)

Loss per share:
Basic—as reported	$(0.14)	$(0.52)	$(0.15)	$(0.32)

Basic—pro forma	$(0.17)	$(0.54)	$(0.16)	$(0.33)

Diluted—as reported	$(0.14)	$(0.52)	$(0.15)	$(0.32)

Diluted—pro forma	$(0.17)	$(0.54)	$(0.16)	$(0.33)

ITEM 2.	MANAGEMENT ’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Costs of goods sold consist of product costs, freight distribution, warehouse costs, payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers.

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

Results of Operations

Net Sales.    Net sales for the second quarter of fiscal 2003 (the quarter ended January 31, 2003) totaled $9,880,000 compared to $6,767,000 for the second quarter of fiscal 2002, representing an increase of $3,113,000 or 46%. For the six months ended January 31, 2003, net sales totaled $22,482,000 compared to $16,506,000 for the corresponding period of the prior year, representing an increase of $5,976,000 or 36%.

Gross sales of action sport products increased $2,537,000, or 83% and $5,409,000, or 66% for the quarter ended January 31, 2003 and the six month period ended January 31, 2003 respectively. These increases were primarily the result of greater sales of both in-line skates and skateboards and, to a lesser extent, sales of new products. Gross sales of outdoor products increased $1,151,000, or 38% and $2,159,000, or 33% for the quarter ended January 31, 2003 and the six month period ended January 31, 2003 respectively. The increase in outdoor products for the quarter was a result of increased sales of canopies partially offset by lower trampoline sales. For the six month period the increase in outdoor product sales was a result of an increase in both canopies and trampolines albeit canopies at a much higher rate. The increased sales in both action sports and outdoor products were partially offset by a $352,000, or 35% and $1,458,000, or 53% reduction in protective products for the quarter ended January 31, 2003 and the six month period ended January 31, 2003, respectively. This decrease in gross sales of protective products was largely the result of the expiration of a license to use the X-Games logo on certain products.

The following table shows the Company’s major product categories as a percentage of total gross sales for the second quarter and first six months of fiscal 2003 compared to the second quarter and first six months of fiscal 2002. Action sport products include in-line skates, skateboards, scooters and bike accessories. Outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets.

	Six months ended January 31,		Quarter ended January 31,
	2003	2002	2003	2002
Action sport products	57%	46%	53%	43%
Outdoor products	37%	37%	40%	43%
Protective products	5%	16%	6%	13%
Other products	1%	1%	1%	1%

Total	100%	100%	100%	100%

Gross Profit.    Gross profit for the second quarter of fiscal 2003 totaled $1,140,000 compared to $430,000 for the second quarter of fiscal 2002, an increase of $710,000 or 165%. The Company’s gross margin was 11.5% of net sales for the quarter ended January 31, 2003, compared to 6.4% for the quarter ended January 31, 2002. The increase in gross margin percentage was primarily the result of a substantial portion of labor and overhead costs being fixed in nature, and therefore, not increasing with higher sales volumes. Partially offsetting this increase in gross margin were increases in product liability and commercial general liability insurance costs as well as lower gross profit margins on increased direct sales and to a lesser degree overall competitive pricing. Gross profit for the six months ended January 31, 2003 totaled $3,030,000 compared to $1,456,000 in fiscal 2002, an increase of $1,574,000 or 102%. Gross margin was 13.5% for the six months ended January 31, 2003, compared to 8.8% for the six months ended January 31, 2002. The increase in gross margin was primarily due to the same factors that impacted the second quarter, as discussed above.

Operating Expenses.    The Company’s selling and marketing expenses totaled $454,000, for the second quarter of fiscal 2003, compared to $492,000 in the second quarter of 2002, a decrease of $38,000 or 7.7%. Selling and marketing expenses for the second quarter of fiscal 2003 amounted to 4.6% of net sales, compared to 7.3% during the second quarter of fiscal 2002. The decrease in selling and marketing expense during the quarter was attributable to savings in tradeshow and promotional expenses as well as lower wage expense resulting from the Company’s decision to reduce international sales efforts. These savings were partially offset by an increase in commissions as a result of higher sales in the quarter. For the six months ended January 31, 2003, selling and marketing expenses totaled $1,058,000 compared to $997,000 for the corresponding period of the prior year, representing an increase of $61,000 or 6.1%. Selling and marketing expenses for the first six months of fiscal 2003 amounted to 4.7% of net sales, compared to 6.0% during the first six months of fiscal 2002. The increase in selling and marketing expense for the six month period was due to increases in commission expense as a result of higher sales partially offset by the second quarter lower wage expense, lower trade show and promotional expenses as noted above.

General and administrative expenses totaled $1,392,000 in the second quarter of 2003, compared to $1,513,000 in the second quarter of 2002, a decrease of $121,000 or 8.0%. General and administrative expenses for the second quarter of fiscal 2003 amounted to 14.1% of net sales, compared to 22.4% during the second quarter of 2002. The decrease in general and administrative expenses for the second quarter is attributable to certain expenses in 2002 associated with facility maintenance and certain consulting/recruitment fees associated with the hiring of key Company personnel. For the six months ended January 31, 2003, general and administrative expenses totaled $2,701,000 compared to $3,044,000 for the corresponding period of the prior year, representing a decrease of $343,000 or 11.3%. General and administrative expenses for the first six months of fiscal 2003 amounted to 12.0% of net sales, compared to 18.4% during the first six months of fiscal 2002. The decrease in general and administrative expense for the six month period was primarily due to decreased expenses associated with wages, bonuses, severance costs and items noted above.

Other Income (Expense).    Other income totaled $36,000 in the second quarter of 2003, compared to $81,000 in the second quarter of 2002, a decrease of $45,000 or 56%. For the six months ended January 31, 2003, other income totaled $70,000 compared to $197,000 for the corresponding period of the prior year, a decrease of $127,000 or 64%. The decrease for the second quarter and first six months was primarily due to decreased interest rates available on the Company’s cash and cash equivalents.

Provision for Income Taxes.    The income tax provision for the second quarter and first six months of fiscal 2003 and 2002 was zero due to changes in the valuation allowance. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At January 31, 2003, the Company had a valuation allowance of approximately $2.3 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation may need to be increased. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which we do not expect to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with a major bank. Cash and cash equivalents totaled $14,107,000 as of January 31, 2003, compared to $12,169,000 as of July 31, 2002. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash in this manner. The increase in cash and cash equivalents of $1,938,000 was a result of cash collections from receivables, partially offset by an increase in inventory purchases as a result of a possible west coast port strike. Net working capital as of January 31, 2003 was $28,506,000, compared to $28,491,000 as of July 31, 2002. The Company’s current ratio (which measures the liquidity of the Company by comparing the current assets as a percentage of current liabilities) was 4.8:1 as of January 31, 2003, compared to 4.6:1 at July 31, 2002.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the bank’s “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas and the spring seasons. The outstanding balance on letters of credit on January 31, 2003 was $1,040,000 leaving approximately $7,960,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2003 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement on May 1, 2003.

The Company had long-term debt of $579,000 as of January 31, 2003 compared to $739,000 as of July 31, 2002, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long term debt arose as a result of a patent that was purchased in April 2000 which involved a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight year period with a final payment on August 1, 2007.

The Company announced on March 5, 2003 that Nasdaq has approved the Company’s application to transfer its common stock from The Nasdaq National Market to the Nasdaq SmallCap Market, effective at the start of trading on Monday, March 10, 2003. The Company did not meet the Nasdaq National Market requirements for the Marketplace Rule requiring the Company to maintain a minimum market value of publicly held shares (not including shares owned by affiliates) of $5,000,000 and maintain a minimum of 400 round lot shareholders, respectively. The Nasdaq SmallCap requires the Company maintain a minimum market value of publicly held shares (not including shares owned by affiliates) of $1,000,000 and maintain a minimum of 300 round lot shareholders. The Company’s shares will continue to be traded under the ticker symbol “VFLX” and the Company believes that the transfer should not affect how the Company’s shares are bought and sold.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $62,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases additional warehouse space in another building under an operating lease requiring minimum monthly payments of $24,000, which amount includes property taxes, insurance, repairs and maintenance, and utilities. This agreement expires June 18, 2004.

Annual future minimum lease payments under existing operating leases are as follows:

Operating Leases
(In thousands)
Years ending July 31:
Six months ending 2003	$505
2004	776
2005	756
2006	322
2007 and thereafter	3

Total minimum lease payments	$2,362

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

There are risks and uncertainties that may affect our future operating results, business and financial condition, including, but not limited to the following risks: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company’s products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the Company’s major customers; (4) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (6) fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price; (7) reliance on foreign suppliers to source the Company’s products could make it difficult to enforce our rights abroad and to quickly find alternative sources of supply if needed; (8) the Company’ product mix subjects it to potentially large product liability claims.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See Note 4 to Notes to Consolidated Financial Statements included in Part I of this Form 10-Q, which is incorporated herein by this reference.

ITEM 4.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“February 21, 2003”), our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 21, 2003, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)  Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to February 21, 2003.

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

VARIFLEX, INC.

March 10, 2003	/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

March 10, 2003	/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond H. Losi II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Variflex, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 10, 2003

/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer

CERTIFICATIONS

I, Petar Katurich certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Variflex, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 10, 2003

/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer