Form 10-Q
period 2003-04-30
VARIFLEX INC
filed 2003-05-29
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: April 30, 2003

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

As of May 27, 2003, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2003	July 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,335	$12,169
Trade accounts receivable, less allowances of $449 and $445 as of April 30, 2003 and July 31, 2002, respectively	19,430	11,341
Inventory (finished goods)	6,826	10,037
Inventory (raw materials and work-in-process)	413	737
Deferred income taxes	1,198	1,230
Prepaid expenses and other current assets	2,258	900

Total current assets	39,460	36,414
Property and equipment, net	406	350
Intangible assets	2,011	2,370
Other assets	329	565

Total assets	$42,206	$39,699

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$863	$330
Accounts payable	3,157	1,804
Accrued warranty	1,241	1,054
Accrued salaries and related liabilities	893	748
Accrued co-op advertising	1,516	1,737
Accrued returns and allowances	978	1,226
Accrued product liability claims	325	390
Other accrued expenses	717	434
Current maturities of note payable	200	200

Total current liabilities	9,890	7,923
Note payable, less current maturities	599	739
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares
Authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares
Authorized, 6,044,736 issued as of April 30, 2003 and July 31, 2002	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	18,698	18,018
Treasury stock, at cost, 1,440,965 shares as of April 30, 2003 and July 31, 2002	(8,715)	(8,715)

Total stockholders’ equity	31,717	31,037

Total liabilities and stockholders’ equity	$42,206	$39,699

See accompanying notes.

VARIFLEX, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
	Nine months ended April 30,		Three months ended April 30,
	2003	2002	2003	2002
Net sales	$43,785	$30,168	$21,303	$13,663
Cost of goods sold	36,712	26,033	17,260	10,984

Gross profit	7,073	4,135	4,043	2,679

Operating expenses:
Selling and marketing	1,866	1,761	808	764
General and administrative	4,109	4,463	1,409	1,419

Total operating expenses	5,975	6,224	2,217	2,183

Income/(loss) from operations	1,098	(2,089)	1,826	496

Other income (expense):
Interest expense	(62)	(69)	(22)	(23)
Interest income and other	149	316	39	73

Total other income	87	247	17	50

Income/loss before income taxes	1,185	(1,842)	1,843	546
Provision for income taxes	505	—	505	—

Net income/(loss)	$680	$(1,842)	$1,338	$546

Net income/(loss) per share of common stock:
Basic	$0.15	$(0.40)	$0.29	$0.12

Diluted	$0.15	$(0.40)	$0.29	$0.12

Weighted average shares outstanding:
Basic	4,604	4,602	4,604	4,604

Diluted	4,604	4,602	4,604	4,604

See accompanying notes.

VARIFLEX, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Nine months ended April 30,
	2003	2002
Operating activities
Net income/(loss)	$680	$(1,842)
Adjustments to reconcile net income/(loss) to net cash
Used in operating activities:
Depreciation and amortization	77	70
Amortization of intangibles	358	358
Non-cash interest charge	60	69
Deferred income taxes	32	435
Changes in operating assets and liabilities:
Trade accounts receivable	(8,036)	(2,346)
Inventory	3,535	(1,132)
Prepaid expenses and other current assets	(1,333)	51
Trade acceptances payable	534	83
Accounts payable	1,353	1,100
Other current liabilities	239	(209)

Net cash used in operating activities	(2,501)	(3,363)

Investing activities
Purchases of property and equipment	(133)	(113)
Other assets	—	123

Net cash provided by (used in) investing activities	(133)	10

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net decrease in cash	(2,834)	(3,553)
Cash and cash equivalents at beginning of period	12,169	16,612

Cash and cash equivalents at end of period	$9,335	$13,059

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2002.

Note 2. Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and nine month periods ended April 30, 2003 and 2002, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive.

Note 3. Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and nine months ended April 30, 2003 and 2002, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products primarily include in-line skates and skateboards. The outdoor products primarily include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products within the segment are as follows:

	Nine months ended April 30,		Three months ended April 30,
	2003	2002	2003	2002
Action sport products	$20,822	$11,818	$7,204	$3,609
Outdoor products	23,420	16,581	14,680	10,001
Protective products	1,769	3,484	469	726
Other products	333	248	100	90

Total gross sales	46,344	32,131	22,453	14,426
Returns and allowances	(1,745)	(1,032)	(850)	(318)
Cooperative advertising	(814)	(931)	(300)	(445)

Total net sales	$43,785	$30,168	$21,303	$13,663

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

Note 5. Stock Based Compensation

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires recognition of expense when the option price is less that the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value of the stock at the date of the grant. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transitional Disclosure”.

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the Black-Scholes model for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine months ended April 30,		Three months ended April 30,
	2003	2002	2003	2002
Net income/(loss) as reported	$680	$(1,842)	$1,338	$546
Stock-based employee compensation cost Included in reported net loss	—	—	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(160)	(176)	(56)	(59)

Pro forma net income/(loss)	$520	$(2,018)	$1,282	$487

Earnings/(loss) per share:
Basic – as reported	$0.15	$(0.40)	$0.29	$0.12

Basic – pro forma	$0.11	$(0.44)	$0.28	$0.11

Diluted – as reported	$0.15	$(0.40)	$0.29	$0.12

Diluted – pro forma	$0.11	$(0.44)	$0.28	$0.11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), helmets, canopies, and trampolines. The Company designs and develops these products, which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and, to a lesser extent, in foreign countries.

Net sales consist of invoiced sales less agreed upon programs, (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily to mass merchandise, major sporting goods and major home improvement retailers. The Company uses a combination of internal sales personnel and independent sales representatives to provide sales support.

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

Results of Operations

Net Sales. Net sales for the third quarter of fiscal 2003 (the quarter ended April 30, 2003) totaled $21,303,000 compared to $13,663,000 for the third quarter of fiscal 2002, representing an increase of $7,640,000 or 56%. For the nine months ended April 30, 2003, net sales totaled $43,785,000 compared to $30,168,000 for the corresponding period of the prior year, representing an increase of $13,617,000 or 45%.

Gross sales of action sport products increased $3,595,000, or 100% and $9,004,000, or 76% for the quarter ended April 30, 2003 and the nine month period ended April 30, 2003 respectively. The increase in action sports for the quarter was primarily the result of greater sales of in-line skates as a result of the company securing an exclusive in-line skate program with one of its top customers for a two year period beginning in 2003 and, to a lesser extent, sales of new products. Gross sales of outdoor products increased $4,679,000, or 47% and $6,839,000, or 41% for the quarter ended April 30, 2003 and the nine month period ended April 30, 2003 respectively. The increase in outdoor products for the quarter was a result of a 64% increase in sales of canopies partially offset by a 3.5% decrease in sales of trampolines. For the nine month period the increase in outdoor product sales was primarily due to an increase in sales of canopies and to a lesser extent trampolines. The increased sales in both action sports and outdoor products were partially offset by a $257,000, or 35% and $1,715,000, or 49% reduction in protective products for the quarter ended April 30, 2003 and the nine month period ended April 30, 2003, respectively. This decrease in gross sales of protective products was largely the result of the expiration of a license to use the X-Games logo on certain products.

The following table shows the Company’s major product categories as a percentage of total gross sales for the third quarter and first nine months of fiscal 2003 compared to the third quarter and first nine months of fiscal 2002. Action sport products include in-line skates, skateboards, scooters and bike accessories. Outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets.

	Nine months ended April 30,		Quarter ended April 30,
	2003	2002	2003	2002
Action sport products	45%	37%	32%	25%
Outdoor products	51%	51%	65%	69%
Protective products	3%	11%	2%	5%
Other products	1%	1%	1%	1%

Total	100%	100%	100%	100%

Gross Profit. Gross profit for the third quarter of fiscal 2003 totaled $4,043,000 compared to $2,679,000 for the third quarter of fiscal 2002, an increase of $1,364,000 or 51%. The Company’s gross margin was 19.0% of net sales for the quarter ended April 30, 2003, compared to 19.6% for the quarter ended April 30, 2002. The slight decrease in gross margin percentage was a result of lower margins on canopy sales as a result of increased competition and overall pricing trends. The margin impact was mitigated by an increase in sales and by a substantial portion of labor and overhead costs being fixed in nature and therefore, not increasing with higher sales volumes. Gross profit for the nine months ended April 30, 2003 totaled $7,073,000 compared to $4,135,000 in fiscal 2002, an increase of $2,938,000 or 71%. Gross margin was 16.2% for the nine months ended April 30, 2003, compared to 13.7% for the nine months ended April 30, 2002. The increase in gross margin for the nine month period was largely due to the increased sales during the period and the fixed costs noted above not increasing with higher sales volumes, partially offset by lower gross profit margins on increased direct sales and to a lesser extent competitive pricing.

Operating Expenses. The Company’s selling and marketing expenses totaled $808,000 for the third quarter of fiscal 2003, compared to $764,000 in the third quarter of 2002, an increase of $44,000 or 5.8%. Selling and marketing expenses for the third quarter of fiscal 2003 amounted to 3.8% of net sales, compared to 5.6% during the third quarter of fiscal 2002. The increase in selling and marketing expense during the quarter was attributable to expanding the company’s domestic sales force, as well as an increase in commission expense as a result of higher sales. For the nine months ended April 30, 2003, selling and marketing expenses totaled $1,866,000 compared to $1,761,000 for the corresponding period of the prior year, representing an increase of $105,000 or 6.0%. Selling and marketing expenses for the first nine months of fiscal 2003 amounted to 4.3% of net sales, compared to 5.8% during the first nine months of fiscal 2002. The increase in selling and marketing expense for the nine month period was due to increases in commission expense as a result of higher sales partially offset by lower trade show and promotional expenses.

General and administrative expenses totaled $1,409,000 in the third quarter of 2003, which was relatively flat as compared to $1,419,000 in the third quarter of 2002. General and administrative expenses for the third quarter of fiscal 2003 amounted to 6.6% of net sales, compared to 10.4% in the prior year as a result of higher sales during the current period. For the nine months ended April 30, 2003, general and administrative expenses totaled $4,109,000 compared to $4,463,000 for the corresponding period of the prior year, representing a decrease of $354,000 or 7.9%. General and administrative expenses for the first nine months of fiscal 2003 amounted to 9.4% of net sales, compared to 14.8% during the first nine months of fiscal 2002. The decrease in general and administrative expenses for the nine months ended April 30, 2003 is attributable to certain non-recurring expenses in 2002 associated with facility maintenance, consulting and recruitment fees associated with the hiring of key Company personnel.

Other Income (Expense). Other income totaled $17,000 in the third quarter of 2003, compared to $50,000 in the third quarter of 2002, a decrease of $33,000 or 66%. For the nine months ended April 30, 2003, other income totaled $87,000 compared to $247,000 for the corresponding period of the prior year, a decrease of $160,000 or 65%. The decrease for the third quarter and first nine months was primarily due to decreased interest rates available on the Company’s cash and cash equivalents.

Provision for Income Taxes. The income tax provision for the third quarter and nine months of fiscal 2003 was $505,000 compared to zero in both the prior periods. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At April 30, 2003, the Company had a valuation allowance of approximately $2.0 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation may need to be increased. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which we do not expect to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with a major bank. Cash and cash equivalents totaled $9,334,000 as of April 30, 2003, compared to $12,169,000 as of July 31, 2002. Cash equivalents are invested in money market funds which consist of investment-grade short-term instruments and government securities. The Company currently plans to continue investing cash in this manner. The decrease in cash and cash equivalents of $2,834,000 was due to higher accounts receivable balances related to the increase in sales. Net working capital as of April 30, 2003 was $29,570,000, compared to $28,491,000 as of July 31, 2002. The Company’s current ratio (which measures the liquidity of the Company by comparing the current assets as a percentage of current liabilities) was 4.0:1 as of April 30, 2003, compared to 4.6:1 at July 31, 2002.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the bank’s “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas and the spring seasons. The outstanding balance on letters of credit on April 30, 2003 was $2,033,000 leaving approximately $6,967,000 available for issuance of letters of credit, inclusive of a separate sub-limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2003 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. The current agreement expires on May 1, 2005.

The Company had long-term debt of $599,000 as of April 30, 2003 compared to $739,000 as of July 31, 2002, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long term debt arose as a result of a patent that was purchased in April 2000 which involved a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight year period with a final payment on August 1, 2007.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $62,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases two additional buildings used for warehouse space under operating leases requiring minimum monthly payments of $24,000 and $3,600, respectively, both of which amounts include property taxes, insurance, repairs and maintenance, and utilities. These agreements both expire in June 2004.

Annual future minimum lease payments under existing operating leases are as follows:

Operating Leases
(In thousands)
Years ending July 31:
Three months ending 2003	$238
2004	813
2005	756
2006	322
2007 and thereafter	3

Total minimum lease payments	$2,132

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

There are risks and uncertainties that may affect our future operating results, business and financial condition, including, but not limited to the following risks: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company’s products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the Company’s major customers; (4) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (6) fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price; (7) reliance on foreign suppliers to source the Company’s products could make it difficult to enforce our rights abroad and to quickly find alternative sources of supply if needed; (8) the Company’ product mix subjects it to potentially large product liability claims; (9) The risk that any of our larger customers could be acquired by, or merge with entities selling our competitors products; (10) reliance on foreign suppliers predominantly in Asia which subjects the Company to possible adverse effects from the current outbreak of SARS.

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

Inventory – Inventories consist primarily of finished products purchased in bulk categories to be sold to our customers. We state our inventories at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future selling prices and demand requirements and compare that with the current or committed inventory levels. In addition, a reserve for inventory is maintained to reflect the expected net realizable value of inventory based on an evaluation of slow-moving products.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“May 15, 2003”), our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 15, 2003, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to May 15, 2003.

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

VARIFLEX, INC.

May 28, 2003	/s/ RAYMOND H. LOSI II
Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

May 28, 2003	/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Raymond H. Losi II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Variflex, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 28, 2003

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

Date: May 28, 2003

/s/ PETAR KATURICH
Petar Katurich Chief Financial Officer