Form 10-K
period 2003-07-31
VARIFLEX INC
filed 2003-10-24
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2003

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

Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of January 31, 2003 was approximately $5,073,000 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq SmallCap Market. Shares of Common Stock held by each executive officer and director and each person owning more than 5% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Shares of $.001 par value Common Stock outstanding at October 1, 2003: 4,603,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on December 12, 2003 are incorporated by reference into Part III of this Form 10-K.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Also, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in “Risk Factors” or in the documents incorporated by reference in this report.

PART I

Item 1.	Business.

The Company was originally incorporated in California in 1977, and reincorporated in Delaware in March 1994. The Company is a distributor and wholesaler of in-line skates, skateboards, scooters, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) and helmets, canopies, and springless trampolines. The Company designs and develops these products which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and to a lesser extent in foreign countries.

The following table shows the Company’s major product categories as a percentage of total gross sales for the fiscal years ended July 31, 2003, 2002, and 2001 (see footnote 1, segment information, in notes to financial statements). Action sport products include in-line skates, skateboards, scooters, bodyboards and bike accessories. The outdoor products include canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets. Other products consist primarily of replacement parts.

	2003	2002	2001
Action sports products	41%	34%	48%
Outdoor products	55%	57%	37%
Protective products	3%	8%	15%
Other products	1%	1%	(* )

Total	100%	100%	100%

(*)	Less than one percent.

The Company has developed and markets its Quik Shade® instant canopy that is designed to offer portable shade and shelter for a variety of uses with the convenience of quick set-up and take-down. Canopies generally are sold in a variety of sizes and colors. They contain a fully assembled powder coated frame with multiple height adjustments, aluminum backed polyester tops offering 100% protection from harmful UV rays, storage bags and anchoring kits. The Company presently offers multiple models of the Quik Shade® and a line of Quik Shade® accessories.

The Company has developed and markets, under an exclusive license agreement, a springless trampoline that makes use of elastic bands for its suspension system. The agreement gives the Company worldwide rights to the patented technology for the duration of the patent. The trampolines come in different sizes and are sold under the Airzone™ and Ultraflex™ brands. Additionally, the Company markets mini-trampolines, trampoline enclosures and trampoline covers.

In-line skates feature wheels mounted in a straight line on a composite plastic or aluminum chassis, functioning much like the blade on an ice skate. The Company sells various models of in-line skates to the mass market under the VFX® brand. The Company’s in-line skates generally consist of a molded polymer boot with a wheel chassis attached to the bottom of the boot, and high density polyurethane wheels mounted on bearings and bolted through the wheel chassis. The boot contains a removable breathable nylon liner that increases comfort. Each chassis holds three or four wheels mounted in line, and each pair of skates has either one or two brakes mounted on the rear of the chassis.

The Company markets a wide range of skateboards and scooters. The Company presently offers different models of skateboards and scooters under the Variflex®, VFX®, Static® and other licensed brands.

The Company also markets a line of recreational protective helmets. Different helmets are marketed to cyclists, snowboarders, skateboarders and in-line skaters. The Company’s helmets are manufactured by independent contractors using either a process of injecting a polyurethane foam or expanded polystyrene (EPS) to form a strong, lightweight protective inner shell bonded to a hard PVC outer shell. These helmets meet or exceed the applicable standards of the American Society for Testing and Materials (ASTM) or the Consumer Product Safety Commission (CPSC). We also offer a line of skating and skateboarding protective equipment, such as knee pads, elbow pads and wrist guards.

Additionally, the Company offers bodyboards and a line of bicycle accessories, such as lights, pumps, locks, saddles and tubes under the brand name “Cycle-Force™”.

The Company’s products are marketed in North America primarily through a network of independent sales representatives and through customer visits by Company employees. The Company’s customers consist primarily of national mass merchandisers, regional mass merchandisers, catalog houses, major sporting goods chains and major home improvement chains.

Source and availability of materials.

The Company’s products are sourced from independent contractors located primarily in Asia. These suppliers manufacture, assemble and package the Company’s products under the detailed specifications of the Company’s management representatives who visit frequently to oversee quality control and contain costs The raw materials and subcomponents for these products are manufactured by independent contractors, most of which are also located in Asia, that have been procured by the Company’s suppliers or, often, by the Company.

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

The Company holds or has pending certain design patents and utility patents. In the course of its business the Company employs various trademarks and trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex®, VFX®, Static®, Quik Shade®, Motoshade™, Motoshed™, Ultraflex™, Airzone™ and CycleForce™ trademarks in the United States, and actively protects against any unauthorized use. Registrations of various other trademarks for the Company’s products are pending.

During fiscal 2003, the Company entered into a license agreement with “NASCAR®” to produce the “NASCAR®” logo on instant canopies. The Company also entered into a license agreement with “NO-RULES®”, to produce several lines of in-line skates, helmets, skateboards, scooters, protective pads, accessories and other new products to be introduced in the future. Both these licenses expire in December 2004. These new licenses complement the Company’s other licenses currently in use; “SpongeBob Squarepants®”, “Rocket Power®” and “Jimmy Neutron®”, all three of which are popular animation programs on the Nickelodeon channel. The “Rocket Power®” and “SpongeBob Squarepants®” agreements expire in December 2003, while the “Jimmy Neutron®” agreement expires in December 2004. The Company is currently in negotiations and believes that it will renew the “SpongeBob®” and “Rocket Power®” licenses for another two-year period.

During fiscal 1999, the Company entered into an exclusive license agreement with Product Resource and Development, Inc. to manufacture and market a springless trampoline that uses an elastic material to provide the bounce and lift. The agreement gives the Company worldwide rights to the patented technology for the duration of the patent. The trampolines are being sold under the Airzone™ and Ultraflex™ brands. Additionally, the Company markets mini trampolines, trampoline enclosures and trampoline covers.

Major customers.

The Company had four customers (The Sports Authority, Target, Toys “R” Us and Wal-Mart) that individually accounted for in excess of 10% of the Company’s sales in 2003. These companies represented, in aggregate, approximately 59% of the Company’s total sales in 2003. The loss of any one or more of the Company’s major customers could have a material adverse effect upon the Company.

Backlog.

Backlog may not be indicative of future sales as timeliness of order placement and shipments vary. In addition, order cancellation or other adjustments may occur. The Company had approximately $5,250,000 in unfilled purchase orders as of September 30, 2003, compared to approximately $7,360,000 as of September 30, 2002. The decrease in backlog is due primarily to a decrease in unfilled orders of in-line skates, skateboards and scooters.

Competition.

The principal competitive factors in each of the Company’s product categories are price, quality, brand recognition and customer service, with the most important factors being price and quality. The Company believes that its products in each category, when compared to competitors’ products of comparable quality, are currently offered at similar prices to most of its competitors.

Independent research indicates that the Company has a significant market share in the in-line skate category, particularly in the mass market segment, where Variflex enjoys name recognition and is considered a market leader. The Company’s primary competitors in the in-line skate market include Rollerblade Inc., Roller Derby (CAS) and World Sports. In the case of recreational protective equipment, CXSports is the Company’s primary competitor in the mass market. Bell Sports Corp. (Bell) and Protective Technologies, Inc. (PTI) are the primary competitors in the recreational helmet mass market. For instant canopies, the Company’s primary competitors are International E-Z Up, Inc., Powell & Powell and Caravan. For trampolines, the Company’s primary competitors are Jumpking, Inc. and Hedstrom.

Employees.

As of July 31, 2003, the Company employed approximately 91 full-time employees. None of the Company’s employees are represented by unions.

Item 2.	Properties.

The Company’s principal facility is a leased 104,000 square foot concrete tilt-up building comprising the Company’s corporate headquarters and executive offices, as well as serving as the United States distribution center for the Company’s products, located at 5152 North Commerce Avenue, Moorpark, California, approximately forty miles northwest of Los Angeles, California. The Company also leases an immediately adjacent 31,233 square foot building, consisting primarily of additional warehouse space. The leases for these facilities expire December 31, 2005 with a five-year renewal option, after which management believes new leases can be negotiated, at those locations or for other equivalent space, on commercially satisfactory terms. The Company also leases two additional buildings used for warehouse space (in aggregate approximately 55,000 square feet) under operating leases requiring minimum monthly payments of approximately $25,000 and $3,600, respectively, both of which amounts include property taxes, insurance, repairs and maintenance, and utilities. These agreements both expire in June 2004.

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

The Company has settled the litigation with JumpSport, Inc. In accordance with the terms of the settlement agreement, JumpSport, Inc has dismissed all claims. The terms of the settlement are subject to a confidentiality agreement.

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self insured retention deductible claims. A prior year insurance carrier has declared bankruptcy and as such, coverage for one claim has the potential of not being covered by insurance. At July 31, 2003 the Company has a reserve against all insured and uninsured claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the quarter ended July 31, 2003.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

(a) Market Information.

The high and low last sale prices for the Company’s common stock, as reported on the Nasdaq National Market, during each of the quarters of the fiscal years ended July 31, 2002 and 2003 were as follows (per share):

	High	Low
Fiscal 2002, quarter ended:
October 31, 2001	5.71	4.53
January 31, 2002	5.57	4.40
April 30, 2002	5.00	4.25
July 31, 2002	4.74	4.00
Fiscal 2003, quarter ended:
October 31, 2002	4.09	3.25
January 31, 2003	4.00	3.13
April 30, 2003	3.85	3.41
July 31, 2003	6.30	3.55

The Company’s Common Stock is traded on the Nasdaq SmallCap Market under the symbol “VFLX.” As of October 1, 2003, the closing sale price of the Company’s Common Stock on the Nasdaq SmallCap Market was $6.39.

(b) Holders.

There were 99 holders of record of the Company’s Common Stock on October 1, 2003.

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

The following selected consolidated financial data with respect to the Company’s consolidated financial position as of July 31, 2003 and 2002 and results of operations for the years ended July 31, 2003, 2002, and 2001 has been derived from the Company’s audited consolidated financial statements appearing elsewhere in this report. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The selected financial data with respect to the Company’s consolidated financial position as of July 31, 2001, 2000 and 1999 and results of operations for the years ended July 31, 2000 and 1999 has been derived from the Company’s audited consolidated financial statements, which are not presented in this report.

	(In thousands, except per share data)
	2003	2002	2001	2000	1999
Operations Data:
Net sales	$57,884	$46,446	$57,713	$53,286	$36,477
Pre-tax income (loss)	1,439	(678)	1,726	(1,983)	983
Net income (loss)	856	(678)	1,346	(1,983)	803
Net income (loss) per share:
Basic	$0.19	($0.15)	$0.29	($0.39)	$0.14
Diluted	$0.19	($0.15)	$0.28	($0.39)	$0.14
Weighted average shares outstanding:
Basic	4,604	4,604	4,584	5,092	5,817
Diluted	4,614	4,604	4,797	5,092	5,860

Balance Sheet Data:
Total assets	$39,584	$39,699	$39,574	$43,217	$40,617
Working capital	29,890	28,491	28,844	27,192	34,072
Long-term obligations	620	739	846	942	—
Stockholders’ equity	31,893	31,037	31,715	30,369	35,561

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Net sales consist of invoiced sales less agreed upon rebates and discounts (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily through mass merchandise, major sporting goods and major home improvement channels. The Company uses independent sales representatives to provide sales support.

Cost of goods sold consists of product costs, freight distribution (as well as warehouse costs), payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers.

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

New Accounting Standards

In August 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. These new standards will be prospectively applied for exit or disposal activities initiated after December 31, 2002. If exit or disposal activities are initiated after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included disclosures in its quarterly reports and this annual report.

Results of Operations

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

Net Sales. Net sales for the fiscal year ended July 31, 2003 totaled $57,884,000, an increase of $11,438,000 or 25% from fiscal 2002 net sales of $46,446,000. The increase in net sales for the year is attributable to an increase in sales of action sport products and outdoor products partially offset by a decrease in sales of protective products.

Gross sales of the action sport product category (which includes in-line skates, skateboards, scooters, bodyboards and bike accessories) increased $8,578,000 or 52% to $ 25,221,000 in 2003 from $16,643,000 in 2002. The increase in action sports was primarily the result of greater sales of in-line skates because the Company secured an exclusive in-line skate program with one of its top customers for a two-year period beginning in 2003 and, to a lesser extent, increased sales of other products.

Gross sales of outdoor products (which include canopies and springless trampolines) increased $5,293,000, or 19% to $33,449,000 in 2003 from $28,156,000 in 2002. The increase in outdoor products was a result of a 29% increase in sales of canopies partially offset by a 7% decline in sales of trampolines.

The overall increase in gross sales in both action sports and outdoor products were partially offset by a $2,046,000, or 50% reduction in protective products (which include recreational protective equipment such as wrist guards, elbow pads, knee pads and helmets) as gross sales of this category were $2,080,000 in 2003 and $4,126,000 in 2002. This decrease in gross sales of protective products was largely the result of the expiration of a license to use the X-Games logo on certain products.

Four customers in fiscal 2003 individually accounted for more than 10% of the Company’s gross sales. Collectively these four customers accounted for approximately 59% of the Company sales in 2003, compared to the prior year where three customers exceeded 10% of sales and in aggregate, accounted for 40% of the Company’s gross sales.

Gross Profit. Gross profit for the fiscal year ended July 31, 2003 increased $2,086,000 compared to fiscal year ended July 31, 2002, representing a 28.5% increase. The Company’s gross margin increased to 16.3% in fiscal 2003 compared to 15.8% in fiscal 2002. The increase in gross margin for the year was due to the 25% increase in sales during the period and by a substantial portion of labor and overhead costs being fixed in nature and, therefore, not increasing with higher sales volumes. Partially offsetting this increase in gross margin were lower gross margins on an increase in products shipped directly to customers from Asia which have lower gross margins, and overall competitive pricing on certain products resulting in lower prices.

Operating Expenses. The Company’s operating expenses (which consist of selling and marketing expenses and general and administrative expenses) for fiscal 2003 totaled $8,086,000, or 14.0% of net sales. Operating expenses for fiscal 2002 were $8,276,000, or 17.8% of net sales.

Selling and marketing expenses totaled $2,614,000 in fiscal 2003, or 4.5% as a percentage of net sales, as compared to $2,547,000 or 5.5% of net sales in fiscal 2002. The slight increase in selling and marketing costs is primarily the result of higher commission expenses due to higher sales.

General and administrative expenses totaled $5,472,000 or 9.5% of sales as compared to $5,729,000 or 12.3% of sales. The decrease in general and administrative expenses is primarily attributable to certain non-recurring expenses in 2002 associated with facility maintenance and recruitment fees.

Other Income (Expense). Other income (expense) for fiscal 2003 was $110,000 as compared to $269,000 in fiscal 2002, a decrease of $159,000, or 59%. This decrease was due to decreased interest income as a result of lower interest rates.

Provision for Income Taxes. The income tax provision for fiscal 2003 was $583,000 compared to zero in the prior year. The effective rate differs from the federal statutory rate due to certain expenses not deductible for federal tax purposes and state taxes. At July 31, 2003, the Company had a valuation allowance of approximately $2.0 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation allowance may need to be increased. Approximately $1.4 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which we do not expect to occur in the foreseeable future.

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

Provision for Income Taxes. No provision or benefit for income taxes was recorded in fiscal 2002 due to the operating loss throughout the year and due to changes in the valuation allowance. As of July 31, 2002 the company had a valuation allowance of approximately $2,000,000 against its net deferred tax assets. Approximately $1,400,000 of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which the Company does not expect to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with an institutional lender. Cash and cash equivalents totaled $17,582,000 as of July 31, 2003, compared to $12,169,000 as of July 31, 2002. Cash equivalents are invested in money market funds which consist of investment-grade short-term instruments and government securities. The Company currently plans to continue investing cash equivalents in this manner. The increase in cash and cash equivalents of $5,413,000 was primarily due to the Company’s lower inventory balances and to a lesser extent decreased accounts receivable balances. Net working capital as of July 31, 2003 was $29,890,000, compared to $28,491,000 as of July 31, 2002, and the Company’s current ratio (which measures the liquidity of the Company by comparing the current assets as a percentage of current liabilities) was 5.2:1 as of July 31, 2003, compared to 4.6:1 as of July 31, 2002.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain Libor based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas periods and the spring seasons. The outstanding balance on letters of credit on July 31, 2003 was $379,000 leaving approximately $8,621,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2004 operations from operating cash flow and existing cash reserves, the Company does not anticipate borrowing cash available under the line throughout fiscal 2004. The current agreement expires May 1, 2005.

The Company had long-term debt of $620,000 as of July 31, 2003 compared to $739,000 as of July 31, 2002, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long-term debt arose as a result of a patent that was purchased in April 2000 which involved a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight-year period with a final payment on August 1, 2007.

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

The following table summarizes the outstanding borrowings and long-term contractual obligations of Variflex, Inc. at July 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Notes Payable	$1,000	$200	$600	$200	—
Operating Leases	2,206	1,125	1,081	—	—
Minimum Royalty Payments *	730	325	405	—	—

Total Contractual Cash Obligations	$3,936	$1,650	$2,086	$200	—

•	— includes minimum royalty payments from licensed contracts entered into prior to the filing of the company’s Form 10K report.

Sensitivity

The Company does not believe that the fluctuation in the value of the dollar in relation to the currency of its suppliers has any significant material and adverse impact on the Company’s ability to purchase products at agreed upon prices. Typically, the Company and its suppliers negotiate prices in U.S. Dollars and payments to suppliers are also made in U.S. Dollars. Nonetheless, there can be no assurance that the value of the dollar will not have an impact upon the Company in the future, if it fluctuates against foreign currencies.

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment in short-term instruments and money market funds.

Critical Accounting Policies

Use of Estimates - Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, and other litigation related matters.

Accounts Receivable - Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company’s ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. We maintain an allowance for doubtful accounts to reflect the estimated future uncollectability of accounts receivable based on past collection history and specific risks that have been identified by reviewing current customer information.

Inventory - Inventories consist primarily of finished products purchased in bulk categories to be sold to our customers. We state our inventories at lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to the future selling prices and demand requirements and compare that with the current or committed inventory levels. In addition, an allowance for obsolete inventory is maintained to reflect the expected net realizable value of inventory based on an evaluation of slow-moving products.

Revenue Recognition - We recognize revenue when products are shipped which is at the point in time risk of loss is transferred to the customer. Sales are shown net of estimated allowances for returns, discounts, and cooperative advertising.

Warranties/Returns - The Company records a liability for the estimated costs of product warranties and returns at the time revenue is recognized. The Company’s warranty and returns obligations are affected by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. The estimate of costs to service its warranty and returns obligation is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim and returns activity or increased costs with servicing those claims, its warranty and returns accrual will increase, resulting in decreased gross profit.

Product Liability - The Company is involved in various claims arising from the sale of products in the normal course of business. The Company carries product liability insurance on its products with the exception of one outstanding claim, which has the potential of not being covered by insurance as a result of a prior year insurance carrier declaring bankruptcy. Under its insurance policy, any settlements on product liability claims require the Company to pay a deductible, depending on the type of product.

Deferred Taxes - The Company records a valuation allowance to reduce tax assets to the amount that is more likely than not to be realized. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgment regarding future profitability may change due to future market conditions and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

Additional Factors That Could Affect Operating Results

The following factors, together with other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

Loss of a major customer would immediately and severely curtail distribution outlets. In the past three fiscal years, the Company has had several customers that accounted for a majority of the Company’s sales. As is customary in the industry, the Company generally does not have long-term contracts with any of its customers. The loss of, or a reduction in business from, any of its major customers would have a material and adverse effect on the Company’s business results of operations and financial condition. In addition, because a large percentage of the Company’s accounts receivables are due from the major customers, the failure of any of them to make payments with respect to its account would have a material and adverse effect on the Company’s results of operations and financial condition.

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

In addition, economic conditions in Asia could have a material and adverse impact upon the Company’s ability to procure products from suppliers. Any economic and financial difficulties experienced in Asia could cause a delay or inability to procure products from the Company’s suppliers which could have a material adverse effect on its business, operating results and financial condition

The Company’s product mix subjects it to potentially large product liability claims. Due to the nature of its products, the Company is subject to product liability claims, including claims for serious personal injury or death. Coverage is on a claims-made basis, and is subject to certain deductibles. Although the Company believes that it has adequate liability insurance for risks arising in the normal course of business, including product liability insurance with respect to all of its products, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large claims, or of one or a series of claims exceeding any insurance coverage, could have a material and adverse effect on the Company’s results of operations and financial condition.

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

With respect to the Company’s own patents, service marks, trademarks, trade secrets and similar intellectual property, the Company considers such proprietary rights as critical to its success, and relies on patent and trademark law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company holds or has pending certain design patents and utility patents and employs various trademarks, trade names, including its own logos, in the packaging and advertising of its products. The Company has registered the Variflex®, VFX®, Static®, Quik Shade® and Airzone™ trademarks in the United States, and actively protects against any unauthorized use in any other parts of the world. Registration of various other trademarks of the Company’s products are pending.

Enforcing our intellectual property rights, including through litigation, could result in substantial costs that could have a material adverse effect on the Company’s results of operation and financial condition. In addition, effective patent, trademark, service mark and trade secret protection may not be available in every country in which the Company’s products and services are made available. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company’s patents, trademarks and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company. The Company has been subject to claims and expects to be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Current brand licenses generally expire within two and a half years. Any extension or modification of these licenses is subject to the approval of both the licensor and Variflex. The loss or expiration of any of our larger revenue generating licenses could require us to immediately discontinue sales that account for a significant amount of revenues.

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

A product recall on one of our products could require us to take an unanticipated charge. Certain of the Company’s products are subject to regulation by the Federal Consumer Products Safety Commission (the “CPSC”), and may therefore be subject to recall request by the CPSC. In October 2000, the Company announced that it was voluntarily recalling certain of its X Games helmets that did not comply with all applicable CPSC standards. This recall was completed in fiscal 2001. In fiscal 2000, the Company recorded an estimated product recall charge relating to these helmets, which was adjusted downward in fiscal 2001. Although the Company is not aware of any current proceeding by the CPSC that would result in the recall of the Company’s products, any such proceeding could have a material and adverse effect on the Company’s business, prospects, financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to changes in interest rates primarily from its investments in short-term instruments and money market funds. These investments are subject to risks associated with the level of volatility within the various financial markets, changes in interest rates, the condition of the United States and world economies and many other factors. The Company also has interest rate sensitivity related to its revolving direct advance line of credit. The Company currently has no derivative financial instruments. As of July 31, 2003, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and schedules included herein are listed in Item 14.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Variflex, Inc.

We have audited the accompanying consolidated balance sheets of Variflex, Inc. (the Company) as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Variflex, Inc. at July 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG

Woodland Hills, California

September 19, 2003

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$17,582	$12,169
Trade accounts receivable, less allowances of $449 and $445 as of July 31, 2003 and 2002, respectively	10,719	11,341
Inventory	5,702	10,774
Deferred income taxes	1,043	1,230
Prepaid expenses and other current assets	1,915	900

Total current assets	36,961	36,414
Property and equipment, net	425	350
Intangible assets	1,892	2,370
Other assets	306	565

Total assets	$39,584	$39,699

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$177	$330
Accounts payable	1,155	1,804
Accrued warranty	1,130	1,054
Accrued salaries and related liabilities	888	748
Accrued co-op advertising	1,236	1,737
Accrued returns and allowances	1,332	1,226
Other accrued expenses	953	824
Current maturities of note payable	200	200

Total current liabilities	7,071	7,923

Note payable, less current maturities	620	739

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 6,044,736 issued as of July 31, 2003 and 2002	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	18,874	18,018
Treasury stock, at cost, 1,440,965 shares as of July 31, 2003 and 2002	(8,715)	(8,715)

Total stockholders’ equity	31,893	31,037

Total liabilities and stockholders’ equity	$39,584	$39,699

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended July 31
	2003	2002	2001
Net sales	$57,884	$46,446	$57,713
Cost of goods sold	48,469	39,117	48,645

Gross profit	9,415	7,329	9,068

Operating expenses:
Selling and marketing	2,614	2,547	3,704
General and administrative	5,472	5,729	4,743
Product recall charge reversal	—	—	(533)

Total operating expenses	8,086	8,276	7,914

Income (loss) from operations	1,329	(947)	1,154

Other income (expense):
Interest expense	(83)	(93)	(104)
Interest income and other	193	362	676

Total other income, net	110	269	572

Income (loss) before income taxes	1,439	(678)	1,726
Provision for income taxes	583	—	380

Net income (loss)	$856	$(678)	$1,346

Net income (loss) per share of common stock:
Basic	$0.19	$(0.15)	$0.29

Diluted	$0.19	$(0.15)	$0.28

Weighted average shares outstanding:
Basic	4,604	4,604	4,584

Diluted	4,614	4,604	4,797

See accompanying notes.

	Common Stock		Common Stock Warrants	Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at July 31, 2000	6,025,397	$9	$702	$21,023	$17,350	1,440,965	$(8,715)	$30,369
Comprehensive income:
Net income	—	—	—	—	1,346	—	—	1,346

Total comprehensive income								1,346

Balance at July 31, 2001	6,025,397	9	702	21,023	18,696	1,440,965	(8,715)	31,715
Exercise of stock options	19,339	—	—	—	—	—	—	—
Comprehensive loss :
Net loss	—	—	—	—	(678)	—	—	(678)

Total comprehensive loss								(678)

Balance at July 31, 2002	6,044,736	9	702	21,023	18,018	1,440,965	(8,715)	31,037

Comprehensive income :
Net income	—	—	—	—	856	—	—	856

Total comprehensive income								856

Balance at July 31, 2003	6,044,736	$9	$702	$21,023	$18,874	1,440,965	$(8,715)	$31,893

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended July 31
	2003	2002	2001
Operating activities
Net income (loss)	$856	$(678)	$1,346
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105	96	121
Amortization of intangibles	478	478	478
Non-cash interest charge	81	93	104
Deferred income taxes	187	107	(145)
Loss on disposal of fixed assets	—	—	11
Changes in operating assets and liabilities:
Trade accounts receivable	622	(3,274)	5,345
Inventory	5,072	(2,610)	762
Prepaid expenses and other assets	(756)	786	(175)
Trade acceptances payable	(153)	(207)	(420)
Accounts payable	(649)	663	(728)
Accrued product recall expenses	—	—	(1,750)
Other current liabilities	(50)	454	(1,995)

Net cash provided by (used in) operating activities	5,793	(4,092)	2,954

Investing activities
Purchases of property and equipment	(180)	(151)	(166)
Other assets	—	—	(42)

Net cash used in investing activities	(180)	(151)	(208)

Financing activities
Principal payment on note payable	(200)	(200)	(200)

Net cash used in financing activities	(200)	(200)	(200)

Net increase (decrease) in cash	5,413	(4,443)	2,546
Cash and cash equivalents beginning of period	12,169	16,612	14,066

Cash and cash equivalents at end of period	$17,582	$12,169	$16,612

Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$475	$—	$1,440

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Variflex, Inc., a Delaware corporation and its two wholly owned subsidiaries (which have been closed and are currently inactive), Oketa Limited (Oketa), a Hong Kong corporation, and Static Snowboards, Inc., a Delaware corporation (collectively, the Company). The Company markets and distributes in-line skates, skateboards, recreational protective equipment (such as knee pads, elbow pads and wrist guards) and helmets, portable instant canopies, trampolines and other products. The Company designs and develops these products which are then manufactured to the Company’s specifications by independent contractors. The Company’s products are sold, primarily in the United States, to retailers, with some sales to wholesalers and distributors. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivable, reserves taken against inventory, accruals for sales returns and allowances, warranty, product liability claims, other litigation related matters, and the accrual for the product recall charge discussed in Note 14.

Revenue Recognition and Returns and Allowances

The Company recognizes revenue from product sales upon shipment which is at the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances. The Company has established programs with its customers which enable them to receive credit for defective merchandise covered under its warranty policy. The Company’s products are under warranty against defects in material and workmanship for varying periods from date of purchase. The amount of potential credits is estimated and provided for in the period of sale.

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

Cost of Goods Sold

Cost of goods sold consist of product costs, freight distribution costs, warehouse costs, payroll expense, facility costs and other product related costs such as warranty expense and royalty fees.

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

The Company operates within one industry segment where certain customers represent a significant portion of the Company’s business. Sales to the Company’s largest customers which have each individually accounted for more than 10% of the Company’s sales as a percentage of consolidated gross sales, were 18%, 17%, 13%, and 11% during fiscal 2003, 15%, 14% and 11% during fiscal 2002; and 27% for one customer during fiscal 2001. Receivables from three customers as a percentage of the Company’s total trade account receivable were 24%, 20% and 11% at July 31, 2003.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of the following:

	July 31
	2003	2002
	(In thousands)
Raw material and work-in-process	$417	$737
Finished goods	5,285	10,037

	$5,702	$10,774

Long Lived Assets

In accordance with FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives (two to seven years) of the related assets or, for leasehold improvements, over the terms of the related leases, if shorter. Depreciation expense for the fiscal years ended July 31, 2003, 2002 and 2001 amounted to $104,000, $96,000 and $121,000, respectively.

Intangible Assets

The springless trampoline license agreement described in Note 9 is amortized on a straight-line basis over a period of 8 years and is included net of accumulated amortization as a component of intangible assets. Accumulated amortization of this license agreement as of July 31, 2003 and 2002 amounted to $521,000 and $396,000, respectively. The total cost recorded for the license agreement was $1,000,000 at July 31, 2003 and 2002.

The patent described in Note 10 is amortized on a straight-line basis over a period of 7.25 years and is included net of accumulated amortization as a component of intangible assets. Accumulated amortization of patents as of July 31, 2003 and 2002 amounted to $1,148,000 and $794,000, respectively. The total cost recorded for the patent was $2,560,000 at July 31, 2003 and 2002.

The estimated aggregate amortization expense for each of the five succeeding fiscal years will be $478,000, $478,000, $478,000, $457,000, and zero, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Dilutive earnings (loss) per share is based on the weighted average number of shares of common stock outstanding, and common stock equivalents, when dilutive. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants. For the years ended July 31, 2003 and 2001, the number of shares used in the calculation of diluted earnings per share included 11,000 and 212,501 shares, respectively, issuable under stock options and warrants using the treasury stock method. Common stock equivalents are excluded from the computation for the year ended July 31, 2002 because their effect is antidilutive.

Advertising Costs

Cooperative advertising expense is charged against gross sales and for the years ended July 31, 2003, 2002 and 2001 amounted to $888,000, $1,323,000 and $2,317,000, respectively.

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

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the Black-Scholes model for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income/(loss) as reported	$856	$(678)	$1,346
Stock-based employee compensation cost Included in reported net loss	—	—	—
Pro forma stock-based employee compensation cost under SFAS 123, net of taxes	(126)	(200)	(108)

Pro forma net income/(loss)	$730	$(878)	$1,238

Earnings/(loss) per share:
Basic—as reported	$0.19	$(0.15)	$0.29
Basic—pro forma	$0.16	$(0.19)	$0.27
Diluted—as reported	$0.19	$(0.15)	$0.28
Diluted—pro forma	$0.16	$(0.19)	$0.26

Comprehensive Income

During the years ending July 31, 2003, 2002 and 2001 comprehensive income (loss) was the same as net income or loss.

Product Development

Product development costs are included in general and administrative costs and are expensed as incurred. Product development costs were $1,261,000, $1,110,000, and $810,000 in the years ended July 31, 2003, 2002 and 2001, respectively.

Segment Reporting

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and since it assesses performance as a single operating unit, that in the years ended July 31, 2003, 2002 and 2001, it operated in only one segment.

Gross sales of similar products for the single segment are as follows:

	2003	2002	2001
	(In thousands)
Action sport products	$25,221	$16,643	$29,504
Outdoor products	33,449	28,156	22,439
Protective products	2,080	4,126	9,175
Other products	478	394	594

Total gross sales	61,228	49,319	61,712
Returns and allowances	(2,456)	(1,550)	(2,548)
Cooperative Advertising	(888)	(1,323)	(1,451)

Total net sales	$57,884	$46,446	$57,713

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform with the 2003 presentation.

New Accounting Standards

In August 2002, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. These new standards will be prospectively applied for exit or disposal activities initiated after December 31, 2002. If exit or disposal activities are initiated after that date, SFAS No. 146 will affect the timing of the recognition of the related costs. The Company does not expect the adoption of this standard to have a significant impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure-an amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included disclosures in its quarterly reports and this annual report.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31
	2003	2002
	(In thousands)
Computer equipment	$602	$576
Trade show assets	122	122
Machinery and equipment	303	286
Furniture and fixtures	258	236
Leasehold improvements	272	235
Molds, dies and tooling equipment	105	91
Construction in Progress	85	21

	1,747	1,567
Less accumulated depreciation and amortization	(1,322)	(1,217)

	$425	$350

3. REVOLVING LINE OF CREDIT

As of July 31, 2003, the Company has a credit agreement with a major bank providing for the issuance of letters of credit and cash borrowings in aggregate of $9,000,000 revolving line of credit with separate sub limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all of the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain Libor based interest options. The agreement requires that the Company satisfy certain financial covenants. At July 31, 2003, approximately $8,621,000 was available for issuance of letters of credit, inclusive of the separate sub limit of $2,000,000 for actual cash borrowings for which no cash advances were outstanding. The borrowing base is based on a percentage of eligible receivables, inventory and short-term investments. The agreement expires on May 1, 2005.

As of July 31, 2003, letters of credit in the amount of $379,000 were open for the receipt of future merchandise. Of this amount, $177,000 is recorded as trade acceptances in the accompanying consolidated balance sheet at July 31, 2003 and $202,000 has not been reflected on these financial statements since title to the merchandise has not yet passed to the Company.

4. NOTE PAYABLE

The Company has an outstanding promissory note payable, as described in Note 10, which consists of the following:

	July 31
	2003	2002
	(In thousands)
Note payable (approximates fair value)	$820	$939
Less current maturities	200	200

	$620	$739

Aggregate future maturities of the note payable are as follows:

Maturities
(In thousands)
Years ending July 31:
2004	$200
2005	200
2006	200
2007	200
Thereafter or 2008	200

1,000
Less imputed interest	(180)

$820

5. COMMITMENTS AND CONTINGENCIES

Litigation

On December 19, 2001, JumpSport Inc., filed a complaint in the United States District Court for the Northern District of California against the Company and ten other entities (the “JumpSport Action”). The complaint alleged, among other things, that the Company’s trampoline enclosures infringed two patents owned by the plaintiff.

The Company has settled the litigation with JumpSport, Inc. In accordance with the terms of the settlement agreement, JumpSport, Inc has dismissed all claims. The terms of the settlement are subject to a confidentiality agreement.

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self insured retention deductible claims. A prior year insurance carrier has declared bankruptcy and as such, coverage for one claim has the potential of not being covered by insurance. At July 31, 2003 the Company has a reserve against all insured and uninsured claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial position, results of operations or cash flows.

Lease Commitments

The Company leases warehouse and office facilities under an operating lease that requires minimum monthly payments of $62,000, and also provides for the lessee to pay property taxes, insurance, repairs and maintenance and utilities. The lease expires on December 31, 2005 and is subject to escalation every eighteen months based on changes in the consumer price index. The Company has an option to extend this lease for sixty months based on the escalation amount determined above and the Company has a right of first offer to purchase this facility. The Company also leases two additional buildings used for warehouse space under operating leases requiring minimum monthly payments of approximately $25,000 and $3,600, respectively, both of which amounts include property taxes, insurance, repairs and maintenance, and utilities. These agreements expire in June 2004.

Annual future minimum lease payments under existing operating leases are as follows:

Operating Leases
(In thousands)
Years ending July 31:
2004	$1,125
2005	756
2006	322
2007	3
2008 and thereafter	—

Total minimum lease payments	$2,206

Total rent expense was $1,080,000, $1,004,000 and $688,000 for the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

6. PENSION PLAN

Effective August 1, 1997, the Company established a defined contribution pension plan covering substantially all of its employees. Company contributions were determined at the discretion of the Company. Effective August 1, 1999, the Company amended and restated this plan as a 401(k) profit sharing plan, with the Company matching contributions determined at the discretion of the Company. Contributions for fiscal 2003, 2002, and 2001 were approximately $54,000, $57,000, and $57,000, respectively.

7. INCOME TAXES

The provision for (benefit from) income taxes for the fiscal years ended July 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Current (benefit) provision:
Federal	$262	$(106)	$446
State	75	—	79

Total current (benefit) provision	337	(106)	525
Deferred provision (benefit):
Federal	234	(134)	109
State	12	(31)	48

Total deferred provision (benefit)	246	(165)	157

Valuation allowance	—	271	(302)

	$583	$—	$380

	2003	2002
	(In thousands)
Deferred tax assets:
Realized loss deductible against capital gains	$1,435	$1,426
Inventory valuation allowances	215	337
Inventory	214	405
Warranty allowances	378	401
Allowances for losses on receivables	179	176
Sales return allowances	368	300
Product liability	123	155
Other	613	458

Total deferred tax assets	3,525	3,658
Deferred tax liabilities:
Depreciation	(171)	(168)
Unremitted earnings of Oketa	24	(2)
Prepaid Insurance	(296)	(260)

Total deferred tax liabilities	(443)	(430)

Net deferred tax assets	3,082	3,228
Valuation allowance	(2,039)	(1,998)

	$1,043	$1,230

Approximately $1,435,000 of the valuation allowance fully provides for the deferred tax asset “realized loss deductible against capital gains,” since this asset is not expected to be realized in the foreseeable future.

A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before taxes based on income, follows:

	2003	2002	2001
Statutory federal income tax rate	34%	(34%)	34%
Valuation allowance	—	39	(18)
State taxes, net of federal benefit	4	(5)	5
Other non-deductible expenses	3	—	1

	41%	—%	22%

Pretax income (loss) earned by Oketa amounted to $143,000 in fiscal 2001, and is not subject to Hong Kong tax as provided under that country’s taxation requirements. The Company provides deferred taxes on Oketa’s income until such income is repatriated to the United States. In fiscal 2002, the Company closed the Oketa operations and as a result there is no pretax income (loss) earned by Oketa for either fiscal year 2003 or 2002.

8. STOCK OPTION PLANS

On April 1, 1994, the stockholders of the Company approved the 1994 Variflex Stock Plan (the 1994 Stock Plan) which became effective at the initial public offering date of June 17, 1994. Under the 1994 Stock Plan, options, stock appreciation rights (SARS) and bonus stock may be granted for the purpose of attracting and motivating deserving employees and directors of the Company. The exercise price of the options is to be not less than the market price of the common stock at the time of grant with respect to incentive stock options, and not less than 85% of the market price of the common stock at the time of grant with respect to non-qualified options. The maximum number of shares reserved for issuance under the 1994 Stock Plan is 600,000. At July 31, 2003, 155,000 shares are available for grant under the 1994 Stock Plan.

The options granted under the 1994 Stock Plan generally vest over five years, with exercise prices ranging from $3.60 to $8.19 per share and are exercisable over 10 years from the date of grant.

On March 16, 1998, the Company established the 1998 Stock Option Plan for Non-Employee Directors (the 1998 Stock Plan) for the purpose of attracting and retaining experienced and knowledgeable non-employee directors of the Company. Under the 1998 Stock Plan, each non-employee director receives an option to purchase 4,000 shares of common stock of the Company upon being appointed or elected as a director, and an option to purchase 2,000 shares as an annual retainer upon being re-appointed or re-elected as a director. The exercise price of the options is to be not less than the market price of the common stock at the time of grant. The options vest on the first business day prior to the first anniversary of the date of grant and are exercisable over 10 years from the date of grant. The maximum number of shares reserved for issuance under the 1998 Stock Plan is 250,000. At July 31, 2003, 222,000 shares are available for grant under the 1998 Stock Plan.

A summary of stock option activity and data is as follows:

	Options Outstanding
	Number of Shares	Weighted Average Price
Balance at July 31, 2000	323,629	4.7500
Granted	149,000	6.2525
Canceled	(5,000)	5.0000

Balance at July 31, 2001	467,629	5.2261
Granted	104,000	4.5250
Exercised	(19,339)	0.0004
Canceled	(50,790)	5.2963

Balance at July 31, 2002	501,500	4.3367
Granted	76,500	3.7571
Canceled	(105,000)	5.3381

Balance at July 31, 2003	473,000	5.0156

Information regarding stock options outstanding as of July 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Price Range	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$3.60 to $5.1875	327,750	5.26 years	$4.4368	139,750	$4.008
$5.375 to $8.1875	145,250	7.74 years	$6.3218	63,750	$6.2767

The weighted average exercise prices and fair market value of stock options granted using the Black-Scholes option valuation model were as follows:

	2003		2002
	Fair Value	Exercise Price	Fair Value	Exercise Price
Exercise price equals market value of stock at date of grant	$1.922	$3.757	$2.242	$4.525

The weighted average fair values of 2003 and 2002 stock option grants were estimated at the date of grant using the Black-Scholes option valuation model and the following average actuarial assumptions:

	2003	2002	2001
Risk-free interest rate	4.5	4.75	5.5
Expected life	5.0	5.0	5.0
Expected volatility	.531	.507	.564
Expected dividend yield	None	None	None

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

9. LICENSE AGREEMENTS

In December 1998, the Company entered into an exclusive license agreement with another company to manufacture and market a springless trampoline. The Company paid $1,000,000 in cash upon execution of the agreement, $500,000 which was applied towards deferred royalties otherwise payable by the Company. At July 31, 2003 the balance of deferred royalties pertaining to this transaction was $139,000. In December 1999, an additional $500,000 was paid by the Company when a U.S. patent on this technology was issued. Total royalties and amortization of the license agreement were $313,000, $342,000 and $298,000, respectively, during the years ended July 31, 2003, 2002, and 2001.

The Company also has other license agreements which in total have minimum guaranteed payments of $730,000 to be paid over a three year period ending July 31, 2006. These agreements require the Company to pay royalties based on a percentage of the revenue from products covered by the respective agreements. Royalties under these agreements are recorded at the time of revenue recognition.

10. PATENTS

In April 2000, the Company purchased a patent which involves a collapsible canopy with a telescoping roof support structure. The Company purchased the patent for an initial cash payment of $1,450,000 and a promissory note payable in installments of $200,000 each to be paid annually over an eight-year period commencing on August 1, 2000. The note was recorded at its present value of $1,110,000, based on the Company’s estimated incremental borrowing rate of interest. The total cost recorded for the patent was $2,560,000. Total amortization of the patent was $353,000 in fiscal 2003, 2002 and 2001.

11. TREASURY STOCK

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

12. STOCK WARRANTS

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

13. RELATED PARTY

The Company paid to Remy a management consulting fee in the amount of $150,000, $150,000 and $125,000 for the years ended July 31, 2003, 2002 and 2001, respectively, for management consulting services.

14. PRODUCT RECALL

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

15. QUARTERLY OPERATING DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations:

	First	Second	Third	Fourth
	(in thousands, except per share data)
Year ended July 31, 2003
Net sales	$12,601	$9,881	$21,303	$14,099
Gross profit	1,890	1,140	4,043	2,342
Net income (loss)	11	(670)	1,338	176
Net income (loss) per share
Basic	.00	(.15)	.29	.04
Diluted	.00	(.15)	.29	.04

Year ended July 31, 2002
Net sales	$9,738	$6,767	$13,663	$16,278
Gross profit	1,025	430	2,679	3,195
Net income (loss)	(895)	(1,493)	546	1,164
Net income (loss) per share
Basic	(.19)	(.32)	.12	.25
Diluted	(.19)	(.32)	.12	.25

VARIFLEX, INC.

VALUATION AND QUALIFYING ACCOUNTS

Three years ended July 31, 2003

	Balance at Beginning of Period	Additions Charged to Expense	Write-offs Charged to Allowance		Balance At End of Period
Year ended July 31, 2003:
Reserves and allowances:
Allowance for uncollectable accounts	$445,000	$0	$(4,000	)(1)	$449,000
Accrued Warranty	1,054,000	1,431,000	1,355,000		1,130,000
Accrued Returns & Allowances	1,226,000	2,456,000	2,350,000		1,332,000

Year ended July 31, 2002:
Reserves and allowances:
Allowance for uncollectible accounts	$436,000	$0	$(9,000	)(2)	$445,000
Accrued Warranty	848,000	2,126,000	1,920,000		1,054,000
Accrued Returns & Allowances	730,000	1,550,000	1,054,000		1,226,000

Year ended July 31, 2001:
Reserves and allowances:
Allowance for uncollectable accounts	$421,000	$715,000	$700,000		$436,000
Accrued Warranty	1,101,000	2,090,000	2,343,000		848,000
Accrued Returns & Allowances	1,367,000	2,548,000	3,185,000		730,000

(1)	Net of recoveries of $33,000

(2)	Net of recoveries of $46,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of July 31, 2003, the end of the period covered by this report, the Company had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

PART III

Except as provided below, the information required by items 10, 11, 12 and 13 is included in the Company’s definitive Proxy Statement to be filed within 120 days after July 31, 2003 in connection with the Company’s 2003 Annual Meeting of Stockholders, and is therefore incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,173,000	$5.07	377,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,173,000	$5.07	377,000

Item 13.	Certain Relationships and Related Transactions.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Financial Statements

The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Independent Auditors’ Report on Consolidated Financial Statements and Schedule

Consolidated Balance Sheets as of July 31, 2003 and 2002

Consolidated Statements of Operations for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended July 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended July 31, 2003, 2002 and 2001

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

Reports on Form 8-K

None

EXHIBIT INDEX

Exhibit No.	Description	Note No.
3.1	Certificate of Incorporation of the Company	(1)
3.2	By-laws of the Company as amended and restated on September 9, 1998	(6)
9.1	Voting Agreement dated November 18, 1997, by and among Raymond H. Losi, Raymond H. Losi, II, Raymond H. Losi, as Trustee of the 1989 Raymond H. Losi Revocable Trust under Declaration of Trust dated January 23, 1989, Losi Enterprises Limited Partnership, Raymond H. Losi, II and Kathy Losi, as Co-Trustees of the Jay and Kathy Losi Revocable Trust dated January 1, 1989, EML Enterprises, L.P., Eileen Losi, as Trustee of the Eileen Losi Revocable Trust under Declaration of Trust dated October 13, 1993, Barbara Losi, as Trustee of the 1989 Barbara Losi Revocable Trust under Declaration of Trust dated January 31, 1989, The BL 1995 Limited Partnership, Raymond H. Losi, as Trustee of the Diane K. Losi Trust and Remy Capital Partners IV, L.P.	(3)
10.1	Lease for property located at 5152 North Commerce Avenue, Moorpark, California, dated December 1, 1999	(5)
10.2	First Amendment dated June 11, 2001, to the December 1, 1999, lease for property located at 5152 North Commerce Avenue, Moorpark, California	(6)
10.3	Employment agreement dated April 1, 1994 with Raymond H. Losi II	(1)
10.4	Employment agreement dated April 1, 1994 with Paula Coffman (formerly Paula Montez)	(1)
10.5	Employment agreement dated August 24, 1998 with Steven Muellner	(4)
10.6	Employment agreement dated February 4, 2002 with Petar Katurich	(7)
10.7	Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Remy Capital Partners IV, L.P.	(3)
10.8	First Amendment dated November 18, 1999, to the November 18, 1997 Consulting Agreement by and between Variflex, Inc. and Remy Capital Partners IV, L.P.	(5)
10.9	Consulting Agreement dated November 18, 1997, by and between Variflex, Inc. and Raymond H. Losi	(3)
10.10	First Amendment dated December 21, 1999, to the November 18, 1999 Consulting Agreement by and between Variflex, Inc. and Raymond H. Losi	(5)
10.11	Indemnification agreement dated April 1, 1994 with Raymond H. Losi	(1)
10.12	Indemnification agreement dated April 1, 1994 with Raymond H. Losi II	(1)
10.13	Indemnification agreement dated April 1, 1994 with Loren Hildebrand	(1)
10.14	Indemnification agreement dated September 17, 1998 with Mark S. Siegel	(4)
10.15	Indemnification agreement dated September 17, 1998 with Michael T. Carr	(4)
10.16	Indemnification agreement dated September 17, 1998 with Steven Muellner	(4)
*10.17	Indemnification agreement dated February 4, 2002 with Petar Katurich	(8)
10.18	License Agreement with Rollerblade, Inc. dated September 1, 1993	(1)
10.19	Trade Finance Credit Agreement dated March 31, 2002 between United California Bank and Variflex, Inc.	(8)
10.20	Stock Purchase Agreement dated November 18, 1997, by and between Remy Capital Partners IV, L.P., The RHL Limited Partnership, EML Enterprises, L.P. and The BL 1995 Limited Partnership	(3)

Exhibit No.	Description	Note No.
10.21	Registration Rights Agreement dated November 18, 1997, by and among Variflex, Inc., Remy Capital Partners IV, L.P. and Raymond H. Losi, II	(3)
10.22	Warrant to purchase Variflex, Inc. Common Stock issued to Remy Capital Partners IV, L.P.	(3)
10.23	Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi	(3)
10.24	Warrant to purchase Variflex, Inc. Common Stock issued to Raymond H. Losi, II	(3)
10.25	1994 Stock Option Plan, as amended	(4)
10.26	Non-Employee Directors Compensation Plan	(4)
10.27	Exclusive License Agreement dated December 1, 1998, by and between Variflex, Inc., on the one hand and Product Resource & Development Inc. and Rolland Wayne Rich, on the other hand	(5)
10.28	Amendment dated October 6, 2000, to the December 1, 1998 Exclusive License Agreement with Product Resource & Development Inc. and Rolland Wayne Rich	(6)

14.1	Variflex, Inc Code of Ethics for Chief Executive Officer and Senior Financial Officers	(9)
31.1	Certification 302 for Chief Executive Officer	(9)
31.2	Certification 302 for Chief Financial Officer	(9)
32.1	Certification 906 for Chief Executive Officer and Chief Financial Officer	(9)

(1)	Previously filed together with the Company’s Registration Statement on Form S-1, Reg. No. 33-77362.

(2)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 24, 1995.

(3)	Previously filed together with the Company’s report on Form 8-K (file no.: 0-24338) on November 26, 1997.

(4)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 29, 1998.

(5)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 30, 2000.

(6)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0-24338) on October 29, 2001.

(7)	Previously filed together with the Company’s quarterly report on Form 10-Q (file no.: 0-24338) on March 15, 2002.

(8)	Previously filed together with the Company’s annual report on Form 10-K (file no.: 0.04338) on October 29, 2002.

(9)	Filed herewith.

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

October 23, 2003	By	/s/ RAYMOND H. LOSI, II

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

October 23, 2003	/s/ MARK S. SIEGEL

Mark S. Siegel Chairman of the Board

October 23, 2003	/s/ RAYMOND H. LOSI II

Raymond H. Losi II Chief Executive Officer (Principal Executive Officer) and Director

October 23, 2003	/s/ STEVEN L. MUELLNER

Steven L. Muellner President

October 23, 2003	/s/ PETAR KATURICH

Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)

October 23, 2003	/s/ KENNETH N. BERNS

Kenneth N. Berns Director

October 23, 2003	/s/ MICHAEL T. CARR

Michael T. Carr Director

October 23, 2003	/s/ LOREN HILDEBRAND

Loren Hildebrand Director

October 23, 2003	/s/ RAYMOND H. LOSI

Raymond H. Losi Director