Form 10-Q
period 2003-10-31
VARIFLEX INC
filed 2003-12-15
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File No.:
October 31, 2003	0-24338

VARIFLEX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of November 15, 2003, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2003	July 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,283	$17,582
Trade accounts receivable, less allowances of $452 and $449 as of October 31, 2003 and July 31, 2003, respectively	10,849	10,719
Inventory (finished goods)	5,449	5,285
Inventory (raw materials and work-in-process)	352	417
Deferred income taxes	1,043	1,043
Prepaid expenses and other current assets	1,536	1,915

Total current assets	37,512	36,961
Property and equipment, net	446	425
Intangible assets	1,772	1,892
Other assets	562	306

Total assets	$40,292	$39,584

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$251	$177
Accounts payable	3,208	1,155
Accrued warranty	889	1,130
Accrued salaries and related liabilities	436	888
Accrued co-op advertising	1,329	1,236
Accrued returns and allowances	1,324	1,332
Other accrued expenses	802	953
Current maturities of note payable	200	200

Total current liabilities	8,439	7,071
Note payable, less current maturities	437	620
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 6,044,736 issued as of October 31, 2003 and July 31, 2003	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	18,397	18,874
Treasury stock, at cost, 1,440,965 shares as of October 31, 2003 and July 31, 2003	(8,715)	(8,715)

Total stockholders’ equity	31,416	31,893

Total liabilities and stockholders’ equity	$40,292	$39,584

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended October 31,
	2003	2002
Net sales	$12,081	$12,601
Cost of goods sold	10,706	10,711

Gross profit	1,375	1,890

Operating expenses:
Selling and marketing	520	604
General and administrative	1,364	1,308

Total operating expenses	1,884	1,912

Loss from operations	(509)	(22)

Other income (expense):
Interest expense	(17)	(20)
Interest income and other	49	53

Total other income (expense)	32	33

Income (loss) before income taxes	(477)	11
Provision for income taxes	—	—

Net income (loss)	$(477)	$11

Net income (loss) per share of common stock:
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

Weighted average shares outstanding:
Basic	4,603	4,603

Diluted	4,603	4,603

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended October 31,
	2003	2002
Operating activities
Net income (loss)	$(477)	$11
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32	25
Amortization of intangibles	120	120
Non-cash interest charge	17	20
Changes in operating assets and liabilities:
Trade accounts receivable	(130)	2,193
Inventory	(99)	882
Prepaid expenses and other current assets	122	389
Trade acceptances payable	74	(122)
Accounts payable	2,053	354
Other current liabilities	(759)	(236)

Net cash provided by operating activities	953	3,636

Investing activities
Purchases of property and equipment	(52)	(50)

Net cash used in investing activities	(52)	(50)

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net increase in cash	701	3,386
Cash and cash equivalents at beginning of period	17,582	12,164

Cash and cash equivalents at end of period	$18,283	$15,550

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2003.

Note 2. Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements to conform with fiscal 2004 presentation.

Note 3. Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three months ended October 31, 2003 and 2002, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive.

Note 4. Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three months ended October 31, 2003 and 2002, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products primarily include in-line skates and skateboards. The outdoor products primarily include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products for that segment are as follows:

	Three months ended October 31,
	2003	2002
	(In thousands)
Action sport products	$5,732	$8,032
Outdoor products	6,693	4,547
Protective products	432	657
Other products	97	110

Total gross sales	12,954	13,346
Returns and allowances	(627)	(503)
Cooperative advertising	(246)	(242)

Total net sales	$12,081	$12,601

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

Note 6. Stock Based Compensation

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

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the Black-Scholes model for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months ended October 31,
	2003	2002
Net income/(loss) as reported	$(477)	$11
Stock-based employee compensation cost Included in reported net loss	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(55)	(51)

Pro forma net income/(loss)	$(532)	$(40)

Earnings/(loss) per share:
Basic – as reported	$(0.10)	$0.00
Basic – pro forma	$(0.12)	$(0.01)
Diluted – as reported	$(0.10)	$0.00
Diluted – pro forma	$(0.12)	$(0.01)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads, knee pads used by skaters and skateboarders), helmets, canopies, and trampolines. The Company designs and develops these products, which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and, to a lesser extent, in foreign countries.

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

Results of Operations

Net Sales. Net sales for the first quarter of fiscal 2004 (the quarter ended October 31, 2003) totaled $12,081,000 compared to $12,601,000 for the first quarter of fiscal 2003 representing a decrease of $520,000 or 4%. Gross sales of action sport products decreased $2,300,000, or 29% as a result of lower sales for both in-line skate and skateboards. Gross sales of outdoor products increased $2,146,000, or 47% as result of increased demand both for canopies and trampolines. Gross sales of protective products decreased by $225,000 or 34%, as a result of decreased helmet sales and to a lesser extent decreased sales in other protective gear.

The following table shows the Company’s major product categories as a percentage of total gross sales for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Action sport products include in-line skates and skateboards. The outdoor products include canopies and trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets:

	Quarter Ended October 31,
	2003	2002
Action sport products	44%	60%
Outdoor products	51%	34%
Protective products	4%	5%
Other products	1%	1%

Total	100%	100%

Gross Profit. Gross profit for the first quarter of fiscal 2004 totaled $1,375,000 compared to $1,890,000 for the first quarter of fiscal 2003, a decrease of $515,000 or 27.2%. The Company’s gross margin was 11.4% of net sales for the quarter ended October 31, 2003, compared to 15.0% for the quarter ended October 31, 2002. The decrease in gross margin percentage was primarily due to lower margins on canopy sales as a result of increased competition which affected overall pricing trends and a shift in the Company’s business to a greater percentage of sales being made on a direct basis from Asia which carry lower margins.

Operating Expenses. The Company’s selling and marketing expenses totaled $520,000 for the first quarter of 2004, compared to $604,000 in the first quarter of 2003, a decrease of $84,000 or 14%. Selling and marketing expenses for the first quarter of fiscal 2004 amounted to 4.3% of net sales, compared to 4.8% during the first quarter of fiscal 2003. The decrease in selling and marketing costs was due to lower commissions paid as a result of lower sales, less international trade show expenses, partially offset by additional personnel hired to promote the Companies newly created bike accessory line, “Cycle Force”.

General and administrative expenses totaled $1,364,000 in the first quarter of 2004, compared to $1,308,000 in the first quarter of 2003, an increase of $56,000 or 4.3%. The slight increase in general and administrative expenses for the first quarter of fiscal 2004 was due to an increase in product development expenses.

Other Income (Expense). Other income totaled $32,000 in the first quarter of 2004, compared to $33,000 in the first quarter of 2003, which was relatively flat with the prior quarter.

Provision for Income Taxes. The income tax provision for the first quarter of fiscal 2004 and 2003 was zero due to changes in the valuation allowance and a pre-tax net loss of $477,000 in fiscal 2004. The effective rate differs from the federal statutory rate due to changes in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At October 31, 2003, the Company had a valuation allowance of approximately $1.9 million against its net deferred tax assets. To the extent that the Company generates sufficient ordinary income in the future, the valuation may be reduced. The valuation allowance may need to be increased should the Company not generate sufficient taxable income in the future. Approximately $1.4 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which is not expected to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with a major bank. Cash and cash equivalents totaled $18,283,000 as of October 31, 2003, compared to $17,582,000 as of July 31, 2003. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments and government securities. The Company currently plans to continue investing cash equivalents in this manner. Net working capital as of October 31, 2003 was $29,073,000, compared to $29,890,000 as of July 31, 2003.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the banks “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas periods and the spring seasons. The outstanding balance on letters of credit on October 31, 2003 was $402,000 leaving approximately $8,598,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2004 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement which expires May 1, 2005.

The Company had long-term debt of $437,000 as of October 31, 2003 compared to $620,000 as of July 31, 2003, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long-term debt arose as a result of the purchase of a patent in April 2000 involving a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight-year period with a final payment on August 1, 2007.

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

The following table summarizes the outstanding borrowings and long-term contractual obligations of Variflex, Inc. at October 31, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Years ending July 31: (In thousands)
	Total	Nine Months ended 2004	Three years ended 2007	Two Years ended 2009	After 2009
Notes Payable	$800	—	$600	$200	—
Operating Leases	1,923	832	1,091	—	—
Minimum Royalty Payments	940	335	605	—	—
Total Contractual Cash Obligations	$3,663	$1,167	$2,296	$200	—

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

Revenue Recognition – We recognize revenue when products are shipped which is at the point in time risk of loss is transferred to the customer. Sales are shown net of estimated allowances for returns, discounts, and cooperative advertising.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. At November 14, 2003, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 14, 2003, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to November 14, 2003.

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Pursuant to Section 302 of the Sarbanes Act of 2002:

31.1	Chief Executive Officer’s Certification

31.2	Chief Financial Officer’s Certification

32.1	Section 906 Certification

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

December 9, 2003	/s/ Raymond H. Losi II
Raymond H. Losi II
Chief Executive Officer (Principal Executive Officer)

December 9, 2003	/s/ Petar Katurich
Petar Katurich
Chief Financial Officer (Principal Financial and Accounting Officer)