Form 10-Q
period 2004-01-31
VARIFLEX INC
filed 2004-03-15
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File No.:
January 31, 2004	0-24338

VARIFLEX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5152 North Commerce Avenue

Moorpark, California 93021

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(805) 523-0322

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X         No

Indicate by check mark whether the Registrant is an accelerated filer (as defined under Rule 12b-2 of the Exchange Act. Yes              No    X

As of March 3, 2004, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1

FINANCIAL INFORMATION

Item 1.    Financial Statements

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	July 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,007	$17,582
Trade accounts receivable, less allowances of $453 and $449 as of January 31, 2004 and July 31, 2003, respectively	7,571	10,719
Inventory (finished goods)	7,327	5,285
Inventory (raw materials and work-in-process)	544	417
Deferred income taxes	1,043	1,043
Prepaid expenses and other current assets	1,292	1,915

Total current assets	34,784	36,961
Property and equipment, net	432	425
Intangible assets	1,653	1,892
Other assets	576	306

Total assets	$37,445	$39,584

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$—	$177
Accounts payable	1,677	1,155
Accrued warranty	852	1,130
Accrued salaries and related liabilities	319	888
Accrued co-op advertising	1,347	1,236
Accrued returns and allowances	1,272	1,332
Other accrued expenses	735	953
Current maturities of note payable	200	200

Total current liabilities	6,402	7,071

Note payable, less current maturities	454	620

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares Authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares Authorized, 6,044,736 issued as of January 31, 2004 and July 31, 2003	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	17,570	18,874
Treasury stock, at cost, 1,440,965 shares as of January 31, 2004 and July 31, 2003	(8,715)	(8,715)

Total stockholders’ equity	30,589	31,893

Total liabilities and stockholders’ equity	$37,445	$39,584

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six months ended January 31,		Three months ended January 31,
	2004	2003	2004	2003
Net sales	$20,606	$22,482	$8,525	$9,880
Cost of goods sold	18,214	19,452	7,509	8,740

Gross profit	2,392	3,030	1,016	1,140

Operating expenses:
Selling and marketing	1,033	1,058	513	454
General and administrative	2,728	2,701	1,363	1,392

Total operating expenses	3,761	3,759	1,876	1,846

Loss from operations	(1,369)	(729)	(860)	(706)

Other income (expense):
Interest expense	(34)	(40)	(17)	(20)
Interest income and other	99	110	51	56

Total other income (expense)	65	70	34	36

Loss before income taxes	(1,304)	(659)	(826)	(670)
Provision for income taxes	—	—	—	—

Net loss	$(1,304)	$(659)	$(826)	$(670)

Net loss per share of common stock:
Basic	$(0.28)	$(0.14)	$(0.18)	$(0.15)

Diluted	$(0.28)	$(0.14)	$(0.18)	$(0.15)

Weighted average shares outstanding:
Basic	4,604	4,604	4,604	4,604

Diluted	4,604	4,604	4,604	4,604

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended January 31,
	2004	2003
Operating activities
Net loss	$(1,304)	$(659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65	51
Amortization of intangibles	239	239
Non-cash interest charge	34	40
Deferred income taxes	—	(107)
Changes in operating assets and liabilities:
Trade accounts receivable	3,148	4,878
Inventory	(2,168)	(2,031)
Prepaid expenses and other assets	352	312
Trade acceptances payable	(177)	281
Accounts payable	522	(346)
Other current liabilities	(1,015)	(425)

Net cash provided by (used in) operating activities	(304)	2,233

Investing activities
Purchases of property and equipment	(71)	(95)

Net cash used in investing activities	(71)	(95)

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net increase (decrease) in cash	(575)	1,938
Cash and cash equivalents at beginning of period	17,582	12,169

Cash and cash equivalents at end of period	$17,007	$14,107

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2003.

Stock Based Compensation

Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended and interpreted, which requires recognition of expense when the option price is less that the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value of the stock at the date of the grant. The Company has adopted the disclosure-only provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by (SFAS) No. 148, “Accounting for Stock-based Compensation – Transitional Disclosure.

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the Black-Scholes model for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Six months ended January 31,		Three months ended January 31,
	2004	2003	2004	2003
Net loss as reported	$(1,304)	$(659)	$(826)	$(670)
Stock-based employee compensation cost included in reported net loss	—	—	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(109)	(105)	(54)	(53)

Pro forma net loss	$(1,413)	$(764)	$(880)	$(723)

Loss per share:
Basic – as reported	$(0.28)	$(0.14)	$(0.18)	$(0.15)
Basic – pro forma	$(0.31)	$(0.17)	$(0.19)	$(0.16)
Diluted – as reported	$(0.28)	$(0.14)	$(0.18)	$(0.15)
Diluted – pro forma	$(0.31)	$(0.17)	$(0.19)	$(0.16)

Note 2.    Reclassification

Certain reclassifications have been made to the fiscal 2003 financial statements to conform with fiscal 2004 presentation.

Note 3.    Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and six month periods ended January 31, 2004 and 2003, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. Total options and warrants outstanding as of January 31, 2004 and 2003 were 1,177,000 and 1,228,000, respectively.

Note 4.    Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and six months ended January 31, 2004 and 2003, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products primarily include in-line skates and skateboards. The outdoor products primarily include portable instant canopies and springless trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products within the segment are as follows:

	Six months ended January 31,		Three months ended January 31,
	2004	2003	2004	2003
Action sport products	$9,896	$13,618	$4,164	$5,586
Outdoor products	10,773	8,739	4,081	4,192
Protective products	1,180	1,300	748	643
Other products	164	233	66	122

Total gross sales	22,013	23,890	9,059	10,543
Returns and allowances	(1,040)	(895)	(412)	(392)
Cooperative advertising	(367)	(513)	(122)	(271)

Total net sales	$20,606	$22,482	$8,525	$9,880

Note 5. Legal Proceedings

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self-insured retention deductible claims. A prior year insurance carrier has declared bankruptcy and as such, coverage for one claim has the potential of not being covered by insurance. At January 31, 2004 the Company has a reserve against all insured and uninsured claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders) helmets, canopies, trampolines and bike accessories. The Company designs and develops these products, which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and, to a lesser extent, in foreign countries.

Net sales consist of invoiced sales less agreed upon programs, (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily to mass merchandise, major sporting goods and major home improvement retailers. The Company uses a combination of internal sales personnel and independent sales representatives to provide sales support. Sales are subject to trends that frequently change and affect the demand for certain products. Accordingly, the Company’s future sales will fluctuate based on the Company’s ability to identify and create products that meet such changes in demand. Outdoor products typically have higher sales in the spring and early summer months. As outdoor products have become a larger part of the business, the Company has experienced increased levels of seasonality with higher sales in the third and fourth fiscal quarters.

Costs of goods sold consist of product costs, freight distribution, (as well as warehouse costs), payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers. A recent trend affecting the Company is the increases in “direct” shipments to its customers directly from its vendors in Asia. The effects on the Company include, lower selling prices, an increased ability to lower our warehousing space requirements and decreased exposure to inventory risk.

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

Results of Operations

Net Sales.    Net sales for the second quarter of fiscal 2004 (the quarter ended January 31, 2004) totaled $8,525,000 compared to $9,880,000 for the second quarter of fiscal 2003, representing a decrease of $1,355,000 or 14%. For the six months ended January 31, 2004, net sales totaled $20,606,000 compared to $22,482,000 for the corresponding period of the prior year, representing a decrease of $1,876,000 or 8%.

Gross sales of action sport products decreased $1,422,000, or 25% and $3,722,000, or 27% for the quarter ended and six month period ended January 31, 2004, respectively. These decreases were primarily the result of lower sales of both in-line skates and skateboards. Gross sales of outdoor products decreased $111,000, or 3% for the quarter ended January 31, 2004. The slight decline in outdoor products during the quarter was a result of lower canopy sales partially offset by higher trampoline sales. Although lower during the second quarter, canopy sales for the six months ended January 31, 2003 were up significantly along with an increase in trampoline sales for the same period, which were the factors that drove outdoor products sales to increase during the six month period by $2,034,000 or 23%. Gross sales of protective products increased $105,000 or 16% during the quarter as a result of higher protective pad sales, partially offset by lower helmet sales. For the six months ended January 31, 2004, protective product sales decreased $120,000 or 9% due to lower helmet sales partially offset by higher protective pad sales.

The following table shows the Company’s major product categories as a percentage of total gross sales for the second quarter and first six months of fiscal 2004 compared to the second quarter and first six months of fiscal 2003. Action sport products include in-line skates, skateboards, scooters and bike accessories. Outdoor products include portable instant canopies and springless trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets.

	Six months ended January 31,		Quarter ended January 31,
	2004	2003	2004	2003
Action sport products	45%	57%	46%	53%
Outdoor products	49%	37%	45%	40%
Protective products	5%	5%	8%	6%
Other products	1%	1%	1%	1%

Total	100%	100%	100%	100%

Gross Profit.    Gross profit for the second quarter of fiscal 2004 totaled $1,016,000 compared to $1,140,000 for the second quarter of fiscal 2003, a decrease of $124,000 or 10.9%. The Company’s gross margin was 11.9% of net sales for the quarter ended January 31, 2004, compared to 11.5% for the quarter ended January 31, 2003. The slight increase in gross margin percentage despite lower sales was primarily the result of fewer closeout sales in the quarter versus the prior year, partially offset by lower gross profit margins on increased “direct” (direct shipments to the customer from Asia) product sales. Gross profit for the six months ended January 31, 2004 totaled $2,392,000 compared to $3,030,000 in fiscal 2003, a decrease of $638,000 or 21.1%. Gross margin was 11.6% for the six months ended January 31, 2004, compared to 13.5% for the six months ended January 31, 2003. The decrease in gross margin was primarily due to lower gross profit margins on increased “direct” shipments and a portion of labor and overhead costs being fixed in nature, therefore not decreasing with lower sales volumes.

Operating Expenses.    The Company’s selling and marketing expenses totaled $513,000, for the second quarter of fiscal 2004, compared to $454,000 in the second quarter of 2003, an increase of $59,000 or 13.0%. Selling and marketing expenses for the second quarter of fiscal 2004 amounted to 6.0% of net sales, compared to 4.6% during the second quarter of fiscal 2003. The increase in selling and marketing expense during the quarter was attributable to the addition of a sales office in Illinois used primarily for the distribution of bike accessories. For the six months ended January 31, 2004, selling and marketing expenses totaled $1,033,000 compared to $1,058,000 for the corresponding period of the prior year, representing a decrease of $25,000 or 2.4%. Selling and marketing expenses for the first six months of fiscal 2004 amounted to 5.0% of net sales, compared to 4.7% during the first six months of fiscal 2003. Selling and marketing expense for the six month period were relatively flat with the prior period.

General and administrative expenses totaled $1,363,000 in the second quarter of 2004, compared to $1,392,000 in the second quarter of 2003, a decrease of $29,000 or 2.1%. General and administrative expenses for the second quarter of fiscal 2004 amounted to 16.0% of net sales, compared to 14.1% during the second quarter of 2003. For the six months ended January 31, 2004, general and administrative expenses totaled $2,728,000 compared to $2,701,000 for the corresponding period of the prior year, relatively flat with the prior period. General and administrative expenses for the first six months of fiscal 2004 amounted to 13.2% of net sales, compared to 12.0% during the first six months of fiscal 2003. The slight changes in general and administrative costs in both periods can be attributed to increases in product development expenses and lower general and administrative expenses.

Other Income (Expense).    Other income totaled $34,000 in the second quarter of 2004, compared to $36,000 in the second quarter of 2003, a decrease of $2,000 or 6%. For the six months ended January 31, 2004, other income totaled $65,000 compared to $70,000 for the corresponding period of the prior year, a decrease of $5,000 or 7%. The decrease for the second quarter and first six months was primarily due to decreased interest rates available on the Company’s cash and cash equivalents.

Provision for Income Taxes.    The income tax provision for the second quarter and first six months of fiscal 2004 and 2003 was zero. Tax benefits primarily created through operating losses are being fully reserved for through increases in the valuation allowance, due to the realization of the related deferred tax asset not being considered more likely than not at this point. The effective rate differs from the federal statutory rate due to offsetting increases in the valuation allowance, certain expenses not deductible for tax purposes and state taxes. At January 31, 2004, the Company had a valuation allowance of approximately $2.6 million against a portion of its net deferred tax assets. To the extent that the Company generates sufficient taxable ordinary income in the future, the valuation allowance may be reduced. Should the Company not generate sufficient taxable income in the future, the valuation may need to be increased. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which we do not expect to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with a major bank. Cash and cash equivalents totaled $17,007,000 as of January 31, 2004, compared to $17,582,000 as of July 31, 2003. The cash equivalents are invested in money market funds which consist of investment-grade short-term instruments. The Company currently plans to continue investing cash in this manner. Net working capital as of January 31, 2004 was $28,382,000 compared to $29,890,000 as of July 31, 2003.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the bank’s “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, historically reaching the highest levels in the pre-Christmas months. However, in recent years and expected to continue into the future, is the surge of Outdoor products in the spring and summer months, which has changed this borrowing pattern and accordingly the Company expects its highest periods of borrowings to be at the beginning of the calendar year. The outstanding balance on letters of credit on January 31, 2004 was $2,275,000 leaving approximately $6,725,000 available for issuance of letters of credit, inclusive of a separate sub limit of $2,000,000 available for cash borrowings. Since the Company expects to finance its 2004 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. To the extent that terms and conditions are favorable, the Company intends to renegotiate its credit agreement with the bank for an extended period on or before expiration of the current agreement on May 1, 2005.

The Company had long-term debt of $454,000 as of January 31, 2004 compared to $620,000 as of July 31, 2003, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long term debt arose as a result of the purchase of a patent in April 2000 involving a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight-year period with a final payment on August 1, 2007.

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

The following table summarizes the outstanding borrowings and long-term contractual obligations of Variflex, Inc. at January 31, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Years (or periods) ending July 31: (In thousands)
	Total	Six Months ending 2004	Three years ended 2007	Two Years ended 2009	After 2009
Outstanding Letters of Credit	$2,275	$2,275
Notes Payable	$800	—	$600	$200	—
Operating Leases	1,689	559	1,130	—	—
Minimum Royalty Payments	815	210	605	—	—

Total Contractual Cash Obligations	$5,579	$3,044	$2,335	$200	—

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

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment in short-term instruments and money market funds. Any decrease or exposure to market risk relating to such instruments or funds would be immaterial to the company’s results of operations, balance sheet and cash flows. The Company also has interest rate sensitivity related to its revolving direct advance line of credit.

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

There are risks and uncertainties that may affect our future operating results, business and financial condition, including, but not limited to the following risks: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company’s products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the Company’s major customers; (4) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (6) fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price; (7) reliance on foreign suppliers to source the Company’s products could make it difficult to enforce our rights abroad and to quickly find alternative sources of supply if needed; (8) the risks that certain foreign suppliers will not be able to keep up with the volume of demand leaving the Company with unfilled orders; (9) the Company’s product mix subjects it to potentially large product liability claims.

Readers are also encouraged to refer to the Company’s most recent annual report on Form 10-K for a further discussion of the Company’s business and the risks and opportunities attendant thereto.

Critical Accounting Policies

Use of Estimates – Financial statements prepared in accordance with generally accepted accounting principles require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include allowances made against accounts receivables, reserves taken against inventory, accruals for sales returns and allowances, cooperative advertising, warranty, product liability claims, and other litigation related matters.

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

Revenue Recognition – We recognize revenue when products are shipped, which is at the point in time risk of loss is transferred to the customer. Sales are shown net of estimated allowances for returns, discounts, and cooperative advertising.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. As of January 31, 2004, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2004, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 4 to Notes to Consolidated Financial Statements included in Part I of this Form 10-Q, which is incorporated herein by this reference.

Item 4.   Submissions of Matters to Vote of Security Holders

At the Annual Meeting of Stockholders on December 12, 2003, the following matters were voted on and approved:

1.	Six Directors were elected to the Board of Directors to hold offices for a one-year term or until their successors are elected and qualified. The following persons were elected: Kenneth N. Berns, Michael T. Carr, Loren Hildebrand, Raymond (Ray) H. Losi, Raymond (Jay) H. Losi II and Mark S. Siegel. A total of 4,580,914 shares voted, representing 99.5% of the Company’s total shares outstanding. None of the shares voting abstained. Following is a summary of the votes for and against each Director:

	Votes For	Votes Against
Kenneth N. Berns	4,271,149	309,765
Michael T. Carr	4,271,149	309,765
Loren Hildebrand	4,271,149	309,765
Raymond H. Losi	4,271,149	309,765
Raymond H. Losi II	4,271,149	309,765
Mark S. Siegel	4,271,149	309,765

2.	The Amended and Restated 1994 Variflex Stock Plan was approved. 3,528,642 shares of common stock voted in favor of the proposal, 389,614 shares voted against and 1,000 shares abstained.

3.	The Board’s selection of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ended July 31, 2004 was ratified. 4,553,549 shares of common stock voted in favor of the proposal, and 27,365 shares voted against.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1    Chief Executive Officer’s Certification

31.2    Chief Financial Officer’s Certification

32.1    Section 906 Certification

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter to which this Form 10-Q relates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

March 12, 2004	By:	/s/ Raymond H. Losi II

Raymond H. Losi II Chief Executive Officer (Principal Executive Officer)

March 12, 2004	By:	/s/ Petar Katurich

Petar Katurich Chief Financial Officer (Principal Financial and Accounting Officer)