Form 10-Q
period 2004-04-30
VARIFLEX INC
filed 2004-06-09
CIK 921366

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File No.:
April 30, 2004	0-24338

VARIFLEX, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-3164466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

As of May 27, 2004, there were 4,603,771 shares of Common Stock, $.001 par value, outstanding.

VARIFLEX, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIFLEX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2004	July 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,693	$17,582
Trade accounts receivable, less allowances of $452 and $449 as of April 30, 2004 and July 31, 2003, respectively	20,475	10,719
Inventory (finished goods)	8,791	5,285
Inventory (raw materials and work-in-process)	539	417
Deferred income taxes	1,043	1,043
Prepaid expenses and other current assets	1,898	1,915

Total current assets	39,439	36,961
Property and equipment, net	422	425
Intangible assets	1,533	1,892
Other assets	342	306

Total assets	$41,736	$39,584

Liabilities and stockholders’ equity
Current liabilities:
Trade acceptances payable	$249	$177
Accounts payable	3,503	1,155
Accrued warranty	918	1,130
Accrued salaries and related liabilities	409	888
Accrued co-op advertising	1,200	1,236
Accrued returns and allowances	1,410	1,332
Other accrued expenses	1,209	953
Current maturities of note payable	200	200

Total current liabilities	9,098	7,071

Note payable, less current maturities	471	620

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares Authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares Authorized, 6,044,736 issued as of April 30, 2004 and July 31, 2003	9	9
Common stock warrants	702	702
Additional paid-in capital	21,023	21,023
Retained earnings	19,148	18,874
Treasury stock, at cost, 1,440,965 shares as of April 30, 2004 and July 31, 2003	(8,715)	(8,715)

Total stockholders’ equity	32,167	31,893

Total liabilities and stockholders’ equity	$41,736	$39,584

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine months ended April 30,		Three months ended April 30,
	2004	2003	2004	2003
Net sales	$43,625	$43,785	$23,019	$21,303
Cost of goods sold	37,146	36,712	18,931	17,260

Gross profit	6,479	7,073	4,088	4,043

Operating expenses:
Selling and marketing	2,060	1,866	1,027	808
General and administrative	4,183	4,109	1,455	1,409

Total operating expenses	6,243	5,975	2,482	2,217

Income from operations	236	1,098	1,606	1,826

Other income (expense):
Interest expense	(51)	(62)	(17)	(22)
Interest income and other	134	149	34	39

Total other income	83	87	17	17

Income before income taxes	319	1,185	1,623	1,843
Provision for income taxes	45	505	45	505

Net income	$274	$680	$1,578	$1,338

Net income per share of common stock:
Basic	$0.06	$0.15	$0.34	$0.29

Diluted	$0.06	$0.15	$0.32	$0.29

Weighted average shares outstanding:
Basic	4,604	4,604	4,604	4,604

Diluted	4,867	4,604	4,982	4,604

See accompanying notes.

VARIFLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended April 30,
	2004	2003
Operating activities
Net income	$274	$680
Adjustments to reconcile net income to net cash Used in operating activities:
Depreciation and amortization	101	77
Amortization of intangibles	359	358
Non-cash interest charge	51	60
Deferred income taxes	—	32

Changes in operating assets and liabilities:
Trade accounts receivable	(9,756)	(8,036)
Inventory	(3,628)	3,535
Prepaid expenses and other assets	(19)	(1,333)
Trade acceptances payable	72	534
Accounts payable	2,348	1,353
Other current liabilities	(393)	239

Net cash used in operating activities	(10,591)	(2,501)

Investing activities
Purchases of property and equipment	(98)	(133)

Net cash used in investing activities	(98)	(133)

Financing activities
Principal payment on note payable	(200)	(200)

Net cash used in financing activities	(200)	(200)

Net decrease in cash	(10,889)	(2,834)
Cash and cash equivalents at beginning of period	17,582	12,169

Cash and cash equivalents at end of period	$6,693	$9,335

See accompanying notes.

VARIFLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 31, 2003.

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

If the Company recognized employee stock option related compensation expense in accordance with SFAS 123 and used the Black-Scholes model for determining the weighted average fair value of options granted, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine months ended April 30,		Three months ended April 30,
	2004	2003	2004	2003
Net income as reported	$274	$680	$1,578	$1,338
Stock-based employee compensation cost included in reported net loss	—	—	—	—
Pro forma stock-based employee compensation cost under SFAS 123	(163)	(158)	(54)	(53)

Pro forma net income	$111	$522	$1,524	$1,285

Income per share:
Basic – as reported	$0.06	$0.15	$0.35	$0.29
Basic – pro forma	$0.02	$0.11	$0.33	$0.28
Diluted – as reported	$0.06	$0.15	$0.32	$0.29
Diluted – pro forma	$0.02	$0.11	$0.31	$0.28

Note 2. Reclassification

Certain reclassifications have been made to the fiscal 2003 financial statements to conform with fiscal 2004 presentation.

Note 3. Earnings per Share

Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include the dilutive effects of stock options and warrants. For the three and nine month periods ended April 30, 2004, the number of shares used in the calculation of diluted earnings per share included 378,668 and 263,087 shares respectively issuable under stock options and warrants using the treasury stock method. For the three and nine month periods ended April 30, 2003, diluted earnings per share excluded the effect of all options and warrants as their effect would have been antidilutive. Total options and warrants outstanding as of April 30, 2004 and 2003 were 1,177,000 and 1,224,000, respectively.

Note 4. Segment Information

Pursuant to Statement of Financial Accounting Standards No. 131 (“SFAS No. 131”), “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined, based on its internal system of management reporting and its assessment of performance as a single operating unit, that during the three and nine months ended April 30, 2004 and 2003, it operated in only one segment. The Company classifies its products into similar product groupings. The action sport products primarily include in-line skates, skateboards, scooters, bodyboards and bike accessories. The outdoor products primarily include canopies and trampolines. The protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads, and helmets.

Sales of similar products within the segment are as follows:

	Nine months ended April 30,		Three months ended April 30,
	2004	2003	2004	2003
Action sport products	$16,672	$20,882	$6,776	$7,204
Outdoor products	27,502	23,420	16,729	14,680
Protective products	1,791	1,769	611	469
Other products	250	273	87	100

Total gross sales	46,215	46,344	24,203	22,453
Returns and allowances	(1,729)	(1,745)	(690)	(850)
Cooperative advertising	(861)	(814)	(494)	(300)

Total net sales	$43,625	$43,785	$23,019	$21,303

Note 5. Legal Proceedings

From time to time, the Company is involved in claims involving product liability arising in the ordinary course of its business. The Company carries product liability insurance coverage with self-insured retention deductible claims. A prior year insurance carrier has declared bankruptcy and as such, coverage for one claim has the potential of not being covered by insurance. At April 30, 2004 the Company has an estimated reserve against all insured and uninsured claims. In the opinion of management, any additional liability to the Company arising under any pending product liability claims would not materially affect its financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a leading distributor and wholesaler in the United States of in-line skates, skateboards, recreational protective equipment (such as wrist guards, elbow pads and knee pads used by skaters and skateboarders), helmets, canopies, trampolines and bike accessories. The Company designs and develops these products, which are then manufactured to the Company’s detailed specifications by independent contractors. The Company distributes its products throughout the United States and, to a lesser extent, in foreign countries.

Net sales consist of invoiced sales less agreed upon programs (primarily returns and allowances, and cooperative advertising expenses). The Company sells its products primarily to mass merchandise, major sporting goods and major home improvement retailers. The Company uses a combination of internal sales personnel and independent sales representatives to provide sales support. Sales are subject to trends that frequently change and affect the demand for certain products. Accordingly, the Company’s future sales will fluctuate based on the Company’s ability to identify and create products that meet such changes in demand. Outdoor products typically have higher sales in the spring and early summer months. As outdoor products have become a larger part of the business, the Company has experienced increased levels of seasonality with higher sales in the third and fourth fiscal quarters.

Costs of goods sold consist of product costs, freight distribution (as well as warehouse costs), payroll expenses, facility costs, and other product related costs such as warranty expenses and royalty fees. The Company does not own or operate any manufacturing facilities and sources its products through independent contract manufacturers. A recent trend affecting the Company is the increase in “direct” shipments to its customers directly from its vendors in Asia. The affect on the Company are generally lower selling prices, mitigated by its ability to lower its warehousing space requirements and in effect lower its inventory risk and exposure.

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

Results of Operations

Net Sales. Net sales for the third quarter of fiscal 2004 (the quarter ended April 30, 2004) totaled $23,019,000 compared to $21,303,000 for the third quarter of fiscal 2003, representing an increase of $1,716,000 or 8%. For the nine months ended April 30, 2004, net sales totaled $43,625,000 compared to $43,785,000 for the corresponding period of the prior year, representing a decrease of $160,000 or less than 1%.

Gross sales of action sport products decreased $428,000, or 6% and $4,210,000, or 20% for the quarter and the nine month period ended April 30, 2004, respectively. The decrease in action sports for the quarter was primarily the result of lower sales of in-line skates attributable to one major customer. All other product lines within the action sport category showed higher sales for the quarter compared to the same period of the prior year. For the nine month period, sales of in-line skates and skateboards declined from the comparable period in the prior year by 24% and 29%, respectively. Gross sales of outdoor products increased $2,049,000, or 14% and $4,083,000, or 17% for the quarter ended April 30, 2004 and the nine month period ended April 30, 2004, respectively. The increase in outdoor products for the quarter was a result of an 8% increase in sales of canopies and a 21% increase in sales of trampolines. For the nine month period, the increase in sales from outdoor products was attributable to a 13% increase in canopies and a 29% increase in trampolines. Sales of protective products increased $142,000 or 30% in the quarter, due to an increase in helmet sales, and were flat for the nine months ended April 30, 2004.

The following table shows the Company’s major product categories as a percentage of total gross sales for the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003. Action sport products include in-line skates, skateboards, scooters, bodyboards and bike accessories. Outdoor products include canopies and trampolines. Protective products include recreational protective equipment, such as wrist guards, elbow pads, knee pads and helmets. Outdoor products typically have higher sales in the spring and early summer months. Accordingly, a greater percentage of the Company’s total sales are derived from this category in the third and fourth fiscal quarters.

	Nine months ended April 30,		Quarter ended April 30,
	2004	2003	2004	2003
Action sport products	36%	45%	28%	32%
Outdoor products	60%	51%	69%	65%
Protective products	3%	3%	2%	2%
Other products	1%	1%	1%	1%

Total	100%	100%	100%	100%

Gross Profit. Gross profit for the third quarter of fiscal 2004 totaled $4,088,000 compared to $4,043,000 for the third quarter of fiscal 2003, an increase of $45,000 or 1.1%. The Company’s gross margin was 17.8% of net sales for the quarter ended April 30, 2004, compared to 19.0% for the quarter ended April 30, 2003. The decrease in gross margin percentage was a result of lower margins on canopy and trampoline sales primarily as a result of higher raw material costs (primarily steel), increased “direct” (direct shipments to the customer from Asia) product sales as well as overall pricing trends. The impact on gross profit was offset by an increase in sales. Gross profit for the nine months ended April 30, 2004 totaled $6,479,000 compared to $7,073,000 in fiscal 2003, a decrease of $594,000 or 8.3%. Gross margin was 14.9% for the nine months ended April 30, 2004, compared to 16.2% for the nine months ended April 30, 2003. The decrease in gross margin for the nine month period was largely due to the same factors affecting the quarterly results impacting all outdoor products.

Operating Expenses. The Company’s selling and marketing expenses totaled $1,027,000 for the third quarter of fiscal 2004, compared to $808,000 in the third quarter of 2003, an increase of $219,000 or 27%. Selling and marketing expenses for the third quarter of fiscal 2004 amounted to 4.5% of net sales, compared to 3.8% during the third quarter of fiscal 2003. The increase in selling and marketing expense during the quarter was attributable to an increase in commission expense (as a result of changes in customer mix and higher sales), as well as higher wage costs associated with the addition of a sales office in Illinois used primarily for the distribution of bike accessories. For the nine months ended April 30, 2004, selling and marketing expenses totaled $2,060,000 compared to $1,866,000 for the corresponding period of the prior year, representing an increase of $194,000 or 10.4%. Selling and marketing expenses for the first nine months of fiscal 2004 amounted to 4.7% of net sales, compared to 4.3% during the first nine months of fiscal 2003. The increase in selling and marketing expense for the nine month period was due to primarily the same factors affecting the quarter.

General and administrative expenses totaled $1,455,000 in the third quarter of 2004, compared to $1,409,000 in the third quarter of 2003. General and administrative expenses totaled $4,183,000 for the nine months ended April 30, 2004 compared to $4,109,000 in the prior period. Both periods are relatively flat when compared to the comparable period of the prior year.

Other Income (Expense). Other income net totaled $17,000 in the third quarter of 2004 and 2003. For the nine months ended April 30, 2004, other income net totaled $83,000 compared to $87,000 for the corresponding period of the prior year, a decrease of $4,000 or 5%. The decrease for the nine months was primarily due to decreased interest rates available on the Company’s cash and cash equivalents.

Provision for Income Taxes. The income tax provision for the third quarter and nine months of fiscal 2004 was $45,000 compared to $505,000 in both the prior year periods. The effective rate differs from the federal statutory rate due to reductions in the valuation allowance, certain expenses not being deductible for tax purposes and state taxes. At April 30, 2004, the Company had a valuation allowance of approximately $1.9 million against a portion of its net deferred tax assets. Given that the Company has generated taxable ordinary income in the current year, the valuation allowance has been reduced in the current quarter by $100,000 based on management’s assessment as to the likelihood that deferred assets will be realized. Approximately $1.3 million of the valuation allowance would only be reversed and reflected as a reduction of income tax expense if the Company generates qualifying capital gain income, which we do not expect to occur in the foreseeable future.

Liquidity and Capital Resources

The Company funds its activities principally from cash flow generated from operations and a credit facility with a major bank. Cash and cash equivalents totaled $6,693,000 as of April 30, 2004, compared to $17,582,000 as of July 31, 2003. Cash equivalents are invested in money market funds which consist of investment-grade short-term instruments and government securities. The Company currently plans to continue investing cash in this manner. The decrease in cash and cash equivalents of $10,889,000 was due to higher accounts receivable balances related to the increase in sales for the quarter ended April 30, 2004, and the result of higher inventory balances. Net working capital as of April 30, 2004 was $30,341,000, compared to $29,890,000 as of July 31, 2003.

The Company has a credit agreement with a major bank providing a $9,000,000 revolving line of credit with separate sub-limits of $9,000,000 for the issuance of commercial letters of credit and $2,000,000 for actual cash borrowing. The agreement is secured by substantially all the assets of the Company and carries an interest rate equal to the bank’s “reference rate” which is equivalent to “prime” and offers certain LIBOR based interest options. The Company is in compliance with all monthly financial covenants called for in the credit agreement. Borrowings for letters of credit have varied, typically reaching the highest levels in the pre-Christmas and the spring seasons. The outstanding balance on letters of credit on April 30, 2004 was $2,671,000 leaving approximately $6,329,000 available which may be used entirely for issuance of letters of credit, or for cash borrowings up to $2,000,000 with the remainder available for issuances of letters of credit. Since the Company expects to finance its 2004 operations from operating cash flow and existing cash reserves, the Company does not currently anticipate borrowing cash available under the line during this fiscal year. The current agreement expires on May 1, 2005. The Company is currently in negotiations to extend this credit agreement to May 2006.

The Company had long-term debt of $471,000 as of April 30, 2004 compared to $620,000 as of July 31, 2003, with the decrease due to a $200,000 principal payment made in the first quarter, offset by accrued interest for the period. The long term debt arose as a result of a patent that was purchased in April 2000 involving a collapsible canopy with a telescoping roof support structure and is payable in installments of $200,000 each year, to be paid over an eight year period with a final payment on August 1, 2007.

Future Liquidity and Financial Position

The Company intends to continue to focus upon building and maintaining its existing product lines. The Company also plans to continue to devote resources toward the pursuit and development of new products. In addition, management continues to explore the possibility of making selected acquisitions of other companies or products, or other alliances, which would offer a strategic fit with the Company’s existing products and its sourcing and distribution channels in the mass market.

Management believes that its current cash position, funds available under existing banking arrangements, and cash generated from operations will be sufficient to meet the Company’s presently projected cash and working capital requirements for the next fiscal year.

The following table summarizes the outstanding borrowings and long-term contractual obligations of Variflex, Inc. at April 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Years (or periods) ending July 31: (In thousands)
	Total	Three Months ending 2004	Three years ended 2007	Two Years ended 2009	After 2009
Outstanding Letters of Credit	$2,671	$2,671	$—	$—	$—
Notes Payable	800	—	600	200	—
Operating Leases	1,396	266	1,130	—	—
Minimum Royalty Payments	805	200	605	—	—

Total Contractual Cash Obligations	$5,672	$3,137	$2,335	$200	$—

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

Risks Associated With Forward Looking Statements

From time to time, the Company may make certain statements that contain “forward-looking” information or statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “believe”, “intends”, “expects”, “anticipates”, “plans” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Report, and in the Company’s other filings with the Securities Exchange Commission. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, without limitation those identified below. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current or future operations may vary materially from those anticipated, estimated, or projected. The Company undertakes no obligations to revise or update any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

There are risks and uncertainties that may affect our future operating results, business and financial condition, including, but not limited to the following risks: (1) the risk of reduction in consumer demand for the product categories in which the Company does business or the Company’s products in particular; (2) a slowdown in economic conditions in general and the retail sector in particular; (3) the risk of loss of one or more of the Company’s major customers; (4) the risks inherent in the design, development, and sale of new products and product enhancements, including those associated with patent issues and marketability; (5) the risk that the Company may not be able to continue to provide its products at prices that are competitive or that it can continue to design and market products that appeal to consumers even if price-competitive; (6) the risk that the Company cannot on a timely basis pass along increases in product costs to customers; (7) fluctuations in the company’s quarterly operating results may negatively affect the Company’s stock price; (8) reliance on foreign suppliers to source the Company’s products could make it difficult to enforce our rights abroad and to quickly find alternative sources of supply if needed; (9) the Company’s product mix subjects it to potentially large product liability claims.

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

Product Liability – The Company is involved in various claims arising from the sale of products in the normal course of business. The Company carries product liability insurance on its products, with the exception of one outstanding claim, which has the potential of not being covered by insurance as a result of a prior year insurance carrier declaring bankruptcy. Under the insurance policy, any settlements on product liability claims require the Company to pay a deductible, depending on the type of product.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods. On April 30, 2004 our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2004, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b)	Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to May 20, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Chief Executive Officer’s Certification

31.2	Chief Financial Officer’s Certification

32.1	Section 906 Certification

(b)	Reports on Form 8-K.

The Company furnished an 8-K with its earnings results for the prior quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIFLEX, INC.

June 8, 2004	/s/ Raymond H. Losi II
Raymond H. Losi II
Chief Executive Officer (Principal Executive Officer)

June 8, 2004	/s/ Petar Katurich
Petar Katurich
Chief Financial Officer (Principal Financial and Accounting Officer)